Form 10QSB
period 2007-06-30
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2007-07-30
CIK 1405686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
For the transition period from _____ to _____

OSAGE EXPLORTION AND DEVELOPMENT, INC.
(Exact name of small business issuer as specified in its charger)

Delaware	0-52718	26-0421736
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

888 Prospect Street, Suite 210 La Jolla, CA 92037 (Address of principal executive offices)	(858) 729-0222 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value $0.0001 (Class)	32,259,775 (Outstanding at July 27, 2007)

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and June 30, 2007

	December 31,	June 30,
	2006	2007
		(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$-	$1,445,251
Accounts Receivable	14,399	24,483
Total Current Assets	14,399	1,469,734

Property and Equipment, at cost (Note 2):
Oil and gas properties and equipment	103,177	103,177
Capitalized asset retirement costs	13,675	13,675
Other property & equipment	-	17,717
Less: accumulated depletion, depreciation	116,852	134,569
and amortization	(2,795)	(6,064)
	114,057	128,505

Bank CD pledged for Bond	30,000	30,000
Deposits (Note 3)	82,000	82,000

Total Assets	$240,456	$1,710,239

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$22,534	$112,440
Bank overdraft	4,138	-
Accrued expenses	20,307	21,474
Current Maturity of Promissory Note (Note 6)	-	3,334
Convertible Debt, net of $185,976 and $47,256 of
unamortized discount (Note 4 and 5)	67,836	202,744
Total Current Liabilities	114,815	339,992

Promissory Note, net of Current Maturity (Note 6)		9,460
Liability for Asset Retirement Obligations (Note 10)	15,043	15,795

Commitments and Contingencies (Note 7)

Stockholders' Equity:
Common stock, $0.0001 par value, 190,000,000 shares
authorized; 29,484,858 and 32,234,775 shares	2,948	3,223
issued and outstanding as of December 31, 2006
and June 30, 2007, respectively.

Additional-Paid-in-Capital	1,226,691	3,123,616
Stock Purchase Notes Receivable	(470,875)	(470,625)
Accumulated Deficit	(648,166)	(1,311,222)
	110,598	1,344,992

Total Liabilities and Stockholders' Equity	$240,456	$1,710,239

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Six Month Ended
June 30, 2007 and June 30, 2006 (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Revenues
Oil & Gas Sales	$162,700	$47,372	$92,443	$32,207
Total Operating Revenues	162,700	47,372	92,443	32,207

Operating Costs and Expenses
Operating Expenses	49,731	45,675	27,422	30,216
Depreciation, Depletion and Accretion	3,269	785	2,240	464
General and Administrative	256,384	281,896	170,007	207,312
Total Operating Costs and Expenses	309,384	328,356	199,669	237,992

Operating (Loss)	(146,684)	(280,984)	(107,226)	(205,785)

Other Income (Expenses):
Interest Income	4,469	1,112	4,055	981
Interest Expense	(520,841)	(26,440)	(154,282)	(21,745)
(Loss) before Income Taxes	(663,056)	(306,312)	(257,453)	(226,549)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(663,056)	$(306,312)	$(257,453)	$(226,549)

Basic and Diluted Loss per Share	$(0.02)	$(0.07)	$(0.01)	$(0.03)

Weighted average number of common share
and common share equivalents used to
compute basic and dilluted Loss per Share	30,353,494	4,691,256	30,917,193	8,734,726

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Month Ended
ended June 30, 2007 and June 30, 2006 (Unaudited)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Cash flows from Operating Activities:
Net (Loss)	$(663,056)	$(306,312)
Adjustments to reconcile net (loss) to net cash
used by operating activites:
Beneficial Conversion of Convertible Debenture	203,383	11,412
Increase in Accrued Interest	1,167	6,184
Amortization of shares issued with Secured Convertible Debenture	202,744
Amortization of Warrants issued with Convertible Debenture	111,481	8,160
Accretion of Asset Retirment Obligation	752	684
Provision for depletion, depreciation and amortization	3,269	785
Changes in operating assets and liabitlies:
(Increase) in accounts receivable	(10,084)	(1,220)
Increase/(decrease) in accounts payable and accrued expenses	89,906	(14,624)
Net cash used by operating activities	(60,438)	(294,931)

Cash flows from Investing Activities:
Deposits made on Oil & Gas Properties		(82,000)
Capital expenditures	(4,671)
Net cash used in investing activities	(4,671)	(82,000)

Cash flows from Financing Activities:
Proceeds from issuance of Stock and Warrant Units	837,000
Proceeds from issuance of Common Stock	427,500
Proceeds from issuance of Secured Convertible Debenture	250,000
Proceeds from issuance of Convertible Debentures		234,000
Proceeds from sale of LLC interests		100,000
Payments made on behalf of Company		16,913
Decrease in bank overdraft	(4,138)
Proceeds from payment on Stock Purchase Notes Receivable	250
Payments on Promissory Note	(252)
Net cash provided by financing activities	1,510,360	350,913

Net increase (decrease) in cash and cash equivalents	1,445,251	(26,018)

Cash and Cash equivalents beginning of period	-	31,045

Cash and Cash equivalents at end of period	$1,445,251	$5,027

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payments for Interest	$1,314	$-
Cash Payment for Taxes	-	-

Non-Cash Transactions:
Shares issued with Secured Convertible Debenture	250,000
Purchase of truck for promissory note	13,046

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 (unaudited)

1. BASIS OF PRESENTATION

Osage Exploration and Development, Inc. (“Osage” or the “Company”) has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission instructions to Form 10-QSB and Item 310(b) of regulation S-B. These financial statements should be read together with the financial statements and notes in the Company’s 2006 Form 10-SB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

The Company has incurred significant losses and had negative cash flow from operations in each of the last two years and the six months ended June 30, 2007 and has an accumulated deficit of $1,311,222 (unaudited) at June 30, 2007 and $648,166 at December 31, 2006. Substantial portions of the losses are attributable to legal and professional fees as well as interest expense. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management of our Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) increasing our current production; (b) controlling overhead and expenses and (c) raising additional capital and/or obtaining financing.

There can be no assurance the Company can successfully accomplish these steps and it is uncertain the Company will achieve a profitable level of operations and obtain additional financing. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Recent Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its consolidated financial statements.

Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB, issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We adopted the provisions of SFAS No. 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Fair Value Option for Financial Assets and Financial Liabilities

In February of 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is analyzing the potential accounting treatment.

Income tax

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders equity.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

2. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of December 31, 2006 and June 30, 2007:

	December 31, 2006	June 30, 2007
	(Audited)	(unaudited)

Properties subject to amortization	$103,177	$103,177
Properties not subject to amortization	0	0
Capitalized asset retirement costs	13,675	13,675

Accumulated depreciation and depletion	(2,795)	(4,120)

Oil and gas properties, net	$114,057	$112,732

At June 30, 2007, all of these assets collateralized the Company's Secured Convertible Debenture issued February 17, 2007 maturing July 31, 2007 (See Note 5).

Depreciation and depletion expense totaled $3,269 and $785 for the six months ended June 30, 2007 and 2006, respectively and $2,240 and $464 for the three months ended June 30, 2007 and 2006, respectively.

3. DEPOSITS

In January 2006 we acquired approximately 85% of the working interest of a natural gas property consisting of 640 acres with proven undeveloped reserves located in Hansford County, Texas, for a total consideration of $82,000.   The agreement stipulates that if we do not acquire a contiguous lease by June 1, 2007 at a cost of $48,000 and another contiguous lease by August 1, 2007 at a cost of $80,000, the seller shall have the right to refund 90% of the initial purchase price and void the agreement. In addition, we are required to place $445,810 in escrow for drilling and completion of the first test well by August 15, 2007 with actual commencement of drilling prior to September 15, 2007.   If the funding of the first test well is not completed by August 15, 2007, the seller shall have the right to refund 90% of all payments received and void the agreement. We have not acquired the contiguous lease as of July 31, 2007 and have not yet been informed by the seller that he will refund 90% of the initial purchase price and void the agreement.

4. CONVERTIBLE DEBENTURES

From February 2006 through October 2006, we issued Convertible Debentures with three-year detachable warrants to accredited investors for gross proceeds of $349,000. The Convertible Debentures mature one year from issuance, carried a 10% interest rate and were convertible at $1.20 per share for $263,000 of the Convertible Debentures, $0.75 as to $50,000 of the Convertible Debentures and $0.80 as to $36,000 of the Convertible Debentures. As of December 31, 2006, we had $349,000 of Convertible Debentures outstanding and accrued interest of $20,302. All of the Convertible Debentures, including accrued interest on $337,000 of the Convertible Debentures, converted in January and February 2007 into 362,417 shares of our Common Stock. In May 2007, we paid $1,200 of interest on $12,000 of the Convertible Debentures.

Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, “Application of Issue No. 98-5 in Certain Convertible Instruments,” based on relative fair values of the warrant and the debt, the proceeds from the debt were allocated to the warrant and the debt on a relative fair value basis. We recorded $209,014 upon the issuance of the Convertible Debentures attributable to the beneficial conversion feature as additional paid in capital. The discount is being amortized using the effective interest rate method over the term of the indebtedness. The warrants are exercisable for a period of three years with an exercise price of $2.40, for $299,000 of the Convertible Debentures, and $1.50 as to $50,000 of the Convertible Debenture. Using the Black Scholes pricing model, with volatility of 80.0%, risk-free rate of 4.61% to 5.15% and a 0% dividend yield, the warrants were determined to have a fair value of $138,604 and were recorded as additional paid in capital. The discount was being amortized using the effective interest rate method over the term of the indebtedness. The balance of the unamortized discount at the date of conversion was expensed.

5. SECURED CONVERTIBLE DEBENTURE

On February 16, 2007, we issued a $250,000 Secured Convertible Debenture and 300,000 shares of common stock to an institutional investor for gross proceeds of $250,000. The Secured Convertible Debenture matures July 31, 2007, has a 10% interest rate with a minimum interest amount of $25,000 due at Maturity, and is convertible, in whole or in part, into shares of common stock at a conversion price $0.25 per share. The shares issued in conjunction with the Secured Convertible Debenture were valued at $250,000 based on the price of the stock issued at the most recent private placement offering and were recorded as additional pain in capital. The discount of $250,000 is being amortized using the effective interest rate method over the term of the indebtedness. Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", we recorded an interest expense of $0 upon the issuance of the Secured Convertible Debentures attributable to the beneficial conversion feature as the value of the shares exceeded the face value of the Secured Convertible Debenture.

6. PROMISSORY NOTE

On April 27, 2007, we purchased a truck to be used by our pumper in our Oklahoma properties by issuing a promissory note (the “Promissory Note”) to a bank secured by the truck. The Promissory Note matures October 27, 2010, has a variable interest rate of Prime plus 1.0%, and has monthly principal and interest payments totaling $365.89. As of June 30, 2007, the interest rate on the Promissory Note was 9.25%.

The following table summarizes the balance of the note at June 30, 2007:

Promissory Note Outstanding at June 30, 2007	$12,794
Less Current Portion	3,334

$9,460

7. COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

Osage, as owner and operator of oil and gas properties, is subject to various federal, state, and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the owner of real property and the lessee under oil and gas leases for the cost of pollution clean-up resulting from operations, subject the owner/lessee to liability for pollution damages and impose restrictions on the injection of liquids into subsurface strata.

Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasing stringent regulations could require the Company to make additional unforeseen environmental expenditures

The Company maintains insurance coverage that it believes is customary in the industry, although it is not fully insured against all environmental risks.

The Company is not aware of any environmental claims existing as of June 30, 2007 that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's property.

LAND RENTALS AND OPERATING LEASES

The Company leases office facilities and equipment under month-to-month operating leases. As such, as of June 30, 2007, the Company did not have any future minimum rental payments required under operating leases.

Rental expense charged to operations totaled $5,550 and $ 0 for the six months ended June 30, 2007 and 2006, respectively, and $3,050 and $ 0 for the three months ended June 30, 2007 and 2006, respectively.

8. EQUITY TRANSACTIONS

Unit Offering
In June 2007, for gross proceeds of $900,000, we issued 900,000 shares of common stock and 1,350,000 warrants, exercisable at $1.50 per share expiring on June 30, 2010 to one accredited investor and one institutional investor.

Common Stock Offering
In April and May 2007, we issued 1,187,500 shares of our common stock at a price per share of $0.40 to six accredited investors and entities for a total consideration of $475,000.

In all instances of the above sales, the sales were made under the exemption from registration provided by Regulation D, Rule 506. We paid commissions totaling $110,500 to Viewpoint Securities, LLC for these equity transactions.

9. MAJOR CUSTOMERS

During the six months ended June 30, 2007 and 2006, as well as the quarter ended June 30, 2007 and 2006, one customer, Sunoco, Inc., accounted for 100.0% of our total oil and gas sales.

10. ASSET RETIREMENT OBLIGATIONS

The Company recognizes a liability at discounted fair value for the future retirement of tangible long-lived assets and associated assets retirement cost associated with the petroleum and natural gas properties. The fair value of the liability is capitalized as part of the cost of the related asset and amortized to expense over its useful life. The liability accretes until the date of expected settlement of the retirement obligations. The related accretion expense is recognized in the statement of operations. The provision will be revised for the effect of any changes to timing related to cash flow or undiscounted abandonment costs. Actual expenditures incurred for the purpose of site reclamation are charged to the asset retirement obligations to the extent that the liability exists on the balance sheet. Differences between the actual costs incurred and the fair value of the liability recorded are recognized in income in the period the actual costs are incurred.

There are no legally restricted assets for the settlement of asset retirement obligations. A reconciliation of the Company's asset retirement obligations for the periods presented is as follows:

	Year Ended	Six Months Ended June 30,
	December 31 2006	2007 (unaudited)	2006 (unaudited)
Beginning Balance	$13,675	$15,043	$13,675
Incurred during the period
Additions for new wells
Accretion expense	1,368	752	684

Ending Balance	$15,043	$15,795	$14,359

11. SUBSEQUENT EVENTS

In July 2007, for gross proceeds of $25,000, we issued 25,000 shares of common stock and 37,500 warrants, exercisable at $1.25 per share expiring on June 30, 2010 to one accredited investor.

In July 2007, we issued a $1,100,000 unsecured convertible promissory note (“Unsecured Convertible Promissory Note”) to one institutional investor for gross proceeds of $1,100,000. The Unsecured Convertible Promissory Note matures September 30, 2008, has an 8% interest rate, payable in cash quarterly, and is convertible, in whole or in part, into units, with each unit (“Unit”) priced at $1.00 and consisting of one share of common stock and one warrant, exercisable at $1.25 per share maturing three years from issuance. We may prepay the Unsecured Convertible Promissory Note at any time prior to maturity with no penalty. We may, but only at maturity, elect to repay the Unsecured Convertible Promissory Note in Units valued at $1.00 per Unit.

In all instances of the above sales, the sales were made under the exemption from registration provided by Regulation D, Rule 506. The sales were made by Viewpoint Securities, LLC which received commissions totaling $56,750.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that include, among others, statements of: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as: future capital requirements, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and gas, repayment of debt, business strategies, and expansion and growth of business operations. These statements are based on certain assumptions and analyses made by our management in light of past experience and perception of: historical trends, current conditions, expected future developments, and other factors that our management believes are appropriate under the circumstances. We caution the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with the financial environment, the regulatory environment, and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified below.

Significant factors that could prevent us from achieving our stated goals include: declines in the market prices for oil and gas, adverse changes in the regulatory environment affecting us, the inherent risks involved in the evaluation of properties targeted for acquisition, our dependence on key personnel, the availability of capital resources at terms acceptable to us, the uncertainty of estimates of proved reserves and future net cash flows, the risk and related cost of replacing produced reserves, the high risk in exploratory drilling and competition. You should consider the cautionary statements contained or referred to in this report in connection with any subsequent written or oral forward-looking statements that may be issued. We undertake no obligation to release publicly any revisions to any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Liquidity and Capital Resources

At June 30, 2007, we had working capital of $1,129,742 consisting primarily of $1,445,251 in cash and cash equivalents and $24,483 of accounts receivable, offset by $202,744 of the Secured Convertible Debenture and $112,440 of accounts payable and accrued expenses. In April and May 2007, we issued 1,187,500 shares of our common stock at $0.40 per share for total gross proceeds of $475,000. In June 2007, we issued 900,000 shares of our common stock and 1,350,000 warrants to purchase shares of our common stock at $1.25 per share expiring June 30, 2010 for total gross proceeds of $900,000.

In July 2007, for gross proceeds of $25,000, we issued 25,000 shares of common stock and 37,500 warrants, exercisable at $1.25 per share expiring on June 30, 2010 to one accredited investor. In addition, in July 2007, we issued a $1,100,000 Unsecured Convertible Promissory Note to one institutional investor for gross proceeds of $1,100,000. The Unsecured Convertible Promissory Note matures September 30, 2008, has an 8% interest rate, payable in cash quarterly, and is convertible, in whole or in part, into units, with each unit (“Unit”) priced at $1.00 and consisting of one share of common stock and one warrant, exercisable at $1.25 per share expiring three years from issuance. We have used the net proceeds from the issuance of the common stock offering, the Senior Convertible Debenture, the unit offering and the Unsecured Convertible Promissory Note for working capital purposes, for professional fees and for due diligence expenses related to acquiring additional leases.

Net cash used by operating activities totaled $60,438 for the six months ended June 30, 2007 compared to cash used by operating activities of $294,931 for the six months ended June 30, 2006. The major component of the net cash used in operating activities in the six months ended June 30, 2007 was the net loss of $663,056, offset by $202,744 for the amortization of the value of the shares issued in February 2007 with the Secured Convertible Debenture and $203,383 and $111,481 write-off of the unamortized beneficial conversion feature and value of the warrants, respectively, issued with the Convertible Debentures that converted into shares of common stock in January and February 2007. The major component of the net cash used in operating activities in the six months ended June 30, 2006 was the net loss of $306,312.

Net cash used in investing activities totaled $4,671 and $82,000 for the six months ended June 30, 2007 and June 30, 2006, respectively. Net cash used in investing activities in the six months ended June 30, 2007 consisted of the purchase computer equipment, while net cash used in investing activities for the six months ended June 30, 2006 consisted of the deposit made on the Hansford Property in Texas.

Net cash provided by financing activities totaled $1,510,360 for the six months ended June 30, 2007 and consisted primarily of $837,000, net of commissions, from the issuance of 900,000 units, consisting of 900,000 shares and 1,350,000 warrants, $427,500, net of commissions, from the issuance of common stock at $0.40 per share and the proceeds of the $250,000 Secured Convertible Debenture due July 31, 2007. Net cash provided by financing activities of $350,913 for the six months ended June 30, 2006 consisted primarily of $234,000 from the issuance of the Convertible Debentures and $100,000 from the sale of LLC interests.

Net operating revenues from our oil production are very sensitive to changes in the price of oil making it very difficult for management to predict whether or not we will be profitable in the future.

We conduct no product research and development.

We operate our Osage County, Oklahoma properties through independent contractors that operate producing wells for several small oil companies.

We are responsible for any contamination of land we own or lease. However, there may be limitations on any potential contamination liabilities as well as claims for reimbursement from third parties.

We sell all of our current oil production to Sunoco, Inc. However, in the event this customer discontinued oil purchases, we believe we can replace this customer with other customers who would purchase the oil at terms standard in the industry.

Quantitative and Qualitative Disclosures about Market Risk
We have no material exposure to interest rate changes.

Results of Operations

Six Months ended June 30, 2007 compared to Six Months ended June 30, 2006
Revenues from oil sales were $162,700, an increase of $115,328, or 243.5%, in the six months ended June 30, 2007 compared to $47,372 of revenues in the six months ended June 30, 2006. On a barrel of oil equivalent ("BOE") basis, our total production increased to3,565 BOE in the six months ended June 30, 2007 compared to 948 BOE in the six months ended June 30, 2006 due to our secondary recovery efforts we undertook in 2006. Our average price per BOE decreased to $60.51 in the six months ended June 30, 2007 from $66.28 in the six months ended June 30, 2006.

Our operating expenses, consisting primarily of payments to an independent pumper, electricity at the wells, repairs and maintenance as well as supplies and materials, were $49,731, representing average operating expense per BOE of $13.95 for the six months ended June 30, 2007. For the six months ended June 30, 2006, our operating expenses were $45,675, or an average operating expense per BOE of $48.18. The decrease in the average operating expenses per BOE is due principally to the increase in production.

General and administrative expenses were $256,384 and $281,896 in the six months ended June 30, 2007 and June 30, 2006, respectively. The $25,512 decrease is primarily due to a decrease of $92,679 in salary expense, offset by an increase of $32,406 in professional and legal fees and an increase of $26,249 in travel expenses.

Depreciation, depletion and accretion were $3,269 in the six months ended June 30, 2007 compared to $785 in the six months ended June 30, 2006, primarily due to the increase in production.

Loss from operations was $146,684 and $280,984 for the six months ended June 30, 2007 and June 30, 2006, respectively.

Interest expense was $520,841 and $26,440 in the six months ended June 30, 2007 and June 30, 2006, respectively. Interest expense in the six months ended June 30, 2007 consisted primarily of $202,744 amortization of the value of the shares issued with the $250,000 Secured Convertible Debentures, $169,683 for the beneficial conversion feature of the Convertible Debentures and $111,481 for the value of the warrants issued with the Convertible Debentures. Interest expenses for the six months ended June 30, 2006 consisted primarily of $11,412 and $8,160 of the beneficial conversion feature and the value of the warrants, respectively, of the Convertible Debentures.

Net loss was $663,056 and $306,312 for the six months ended June 30, 2007 and June 30, 2006, respectively. Net loss per share was $0.02 for the six months ended June 30, 2007 and $0.07 for the six months ended June 30, 2006.

Quarter ended June 30, 2007 compared to Quarter ended June 30, 2006
Revenues from oil sales were $92,443, an increase of $60,236, or 187.0%, in the quarter ended June 30, 2007 compared to $32,207 of revenues in the quarter ended March 31, 2006. On a barrel of oil equivalent ("BOE") basis, our total production increased to 1,940 BOE in the quarter ended June 30, 2007 compared to 627 BOE in the quarter ended March 31, 2006 due to our secondary recovery efforts we undertook in 2006. Our average price per BOE decreased to $63.15 in the quarter ended June 30, 2007 from $68.16 in the quarter ended June 30, 2006.

Our operating expenses, consisting primarily of payments to an independent pumper, electricity at the wells, repairs and maintenance as well as supplies and materials, were $27,422, representing average operating expense per BOE of $14.13 for the quarter ended June 30, 2007. For the quarter ended June 30, 2006, our operating expenses were $30,216, or an average operating expense per BOE of $48.19. The decrease in the average operating expenses per BOE is due principally to the increase in production.

General and administrative expenses were $170,007 and $207,312 in the quarter ended June 30, 2007 and June 30, 2006, respectively. The $37,305 decrease is primarily due to a decrease of $60,941 in salaries, offset by an increase of $31,778 in travel expenses and a $11,116 increase in insurance. .

Depreciation, depletion and accretion were $2,240 in the quarter ended June 30, 2007 compared to $464 in the quarter ended June 30, 2006, primarily due to the increase in production.

Loss from operations was $107,226 and $205,785 for the quarter ended June 30, 2007 and June 30, 2006, respectively.

Interest expense was $154,282 and $26,440 in the quarter ended June 30, 2007 and June 30, 2006, respectively. Interest expense in the quarter ended June 30, 2007 consisted primarily of $138,720 for the amortization of the value of the shares issued with the $250,000 Secured Convertible Debentures, while interest expenses for the quarter ended June 30, 2007 consisted primarily of $9,558 and $6,851 of the beneficial conversion feature and the value of the warrants, respectively, of the Convertible Debentures.

Net loss was $257,453 and $226,549 for the quarter ended June 30, 2007 and June 30, 2006, respectively. Net loss per share was $0.01 for the quarter ended June 30, 2007 and $0.03 for the quarter ended June 30, 2006.

Item 3.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the "Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to, or the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were sold by us during the quarter ended June 30, 2007 without registering the securities under the Securities Act.

Unit Offering
In June 2007, for gross proceeds of $900,000, we issued 900,000 shares of common stock and 1,350,000 warrants, exercisable at $1.50 per share maturing on June 30, 2010 to one accredited investor and one institutional investor.

Common Stock Offering
In April and May 2007, we issued 1,187,500 shares of our common stock at a price per share of $0.40 to six accredited investors and entities for a total consideration of $475,000.

In all instances of the above sales, the sales were made under the exemption from registration provided by Regulation D, Rule 506. We paid commissions totaling $110,500 to Viewpoint Securities, LLC for these equity transactions.

Item 3  Default upon Senior Securities

None

Item 4  Submission of Matters to a Vote of Security Holders

None

Item 5  Other Information

None

Item 6  Exhibits

Exhibit 31.1 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Kim Bradford, President and Chief Executive Officer (Principal Executive Officer).

Exhibit 31.2 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Kim Bradford, Financial Officer (Principal Financial Officer).

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Kim Bradford, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

OSAGE EXPLORATION AND DEVELOPMENT, INC. (Registrant)

Date: July 30, 2007	By:	/s/ Kim Bradford
Kim Bradford
President and Chief Executive Officer

Date: July 30, 2007	By:	/s/ Kim Bradford
Kim Bradford Principal Financial Officer