Form 10QSB/A
period 2007-06-30
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2007-10-15
CIK 1405686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
Amendment No. 1

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

TABLE OF CONTENTS

		Page

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets; June 30, 2007 and December 31, 2006	1
	Consolidated Statement of Operations; Three and Six Months ended
	June 30, 2007 and June 30, 2006	2
	Consolidated Statement of Cash Flows; Six Months ended June 30, 2007
	and June 30, 2006	3
	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis or Plan of Operations	9

Item 3.	Controls and Procedures	11

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3	Default upon Senior Securities	12

Item 4	Submission of Matters to a Vote of Security Holders	12

Item 5	Other Information	12

Item 6	Exhibits	12

Signatures		13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and June 30, 2007

	December 31,	June 30,
	2006	2007
	(Audited)	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$-	$1,445,251
Accounts Receivable	14,399	24,483
Total Current Assets	14,399	1,469,734

Property and Equipment, at cost (Note 2):
Oil and gas properties and equipment	103,177	103,177
Capitalized asset retirement costs	13,675	13,675
Other property & equipment	-	17,717
Less: accumulated depletion, depreciation	116,852	134,569
and amortization	(2,795)	(6,064)
	114,057	128,505

Bank CD pledged for Bond	30,000	30,000
Deposits (Note 3)	82,000	82,000

Total Assets	$240,456	$1,710,239

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$22,534	$115,355
Bank overdraft	4,138	-
Accrued expenses	20,307	21,474
Current Maturity of Promissory Note (Note 6)	-	3,334
Convertible Debt, net of $185,976 and $47,256 of
unamortized discount (Note 4 and 5)	67,836	202,744
Total Current Liabilities	114,815	342,907

Promissory Note, net of Current Maturity (Note 6)		9,460
Liability for Asset Retirement Obligations (Note 10)	15,043	15,795

Commitments and Contingencies (Note 7)

Stockholders' Equity:
Common stock, $0.0001 par value, 190,000,000 shares
authorized; 29,484,858 and 32,234,775 shares
issued and outstanding as of December 31, 2006
and June 30, 2007, respectively.	2,948	3,035

Additional-Paid-in-Capital	1,226,691	3,123,804
Stock Purchase Notes Receivable	(470,875)	(470,625)
Accumulated Deficit	(648,166)	(1,314,137)
	110,598	1,342,077

Total Liabilities and Stockholders' Equity	$240,456	$1,710,239

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Six Month Ended
June 30, 2007 and June 30, 2006 (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Revenues
Oil & Gas Sales	$162,700	$47,372	$92,443	$32,207
Total Operating Revenues	162,700	47,372	92,443	32,207

Operating Costs and Expenses
Operating Expenses	50,049	45,675	27,536	30,216
Depreciation, Depletion and Accretion	3,269	785	2,240	464
General and Administrative	258,981	281,896	172,808	207,312
Total Operating Costs and Expenses	312,299	328,356	202,584	237,992

Operating (Loss)	(149,599)	(280,984)	(110,141)	(205,785)

Other Income (Expenses):
Interest Income	4,469	1,112	4,055	981
Interest Expense	(520,841)	(26,440)	(154,282)	(21,745)
(Loss) before Income Taxes	(665,971)	(306,312)	(260,368)	(226,549)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(665,971)	$(306,312)	$(260,368)	$(226,549)

Basic and Diluted Loss per Share	$(0.02)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common share
and common share equivalents used to
compute basic and dilluted Loss per Share	30,353,494	29,081,472	30,805,791	29,325,236

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Month Ended
ended June 30, 2007 and June 30, 2006 (Unaudited)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Cash flows from Operating Activities:
Net (Loss)	$(665,971)	$(306,312)
Adjustments to reconcile net (loss) to net cash
used by operating activites:
Beneficial Conversion of Convertible Debenture	203,383	11,412
Increase in Accrued Interest	1,167	6,184
Amortization of shares issued with Secured Convertible Debenture	202,744
Amortization of Warrants issued with Convertible Debenture	111,481	8,160
Accretion of Asset Retirment Obligation	752	684
Provision for depletion, depreciation and amortization	3,269	785
Changes in operating assets and liabitlies:
(Increase) in accounts receivable	(10,084)	(1,220)
Increase/(decrease) in accounts payable and accrued expenses	92,821	(14,624)
Net cash used by operating activities	(60,438)	(294,931)

Cash flows from Investing Activities:
Deposits made on Oil & Gas Properties		(82,000)
Capital expenditures	(4,671)
Net cash used in investing activities	(4,671)	(82,000)

Cash flows from Financing Activities:
Proceeds from issuance of Stock and Warrant Units	-
Proceeds from issuance of Common Stock	-
Proceeds from issuance of Secured Convertible Debenture	250,000
Proceeds from issuance of Convertible Debentures		234,000
Proceeds from sale of LLC interests		100,000
Payments made on behalf of Company		16,913
Decrease in bank overdraft	(4,138)
Proceeds from payment on Stock Purchase Notes Receivable	250
Payments on Promissory Note	(252)
Net cash provided by financing activities	245,860	350,913

Net increase (decrease) in cash and cash equivalents	180,751	(26,018)

Cash and Cash equivalents beginning of period	-	31,045

Cash and Cash equivalents at end of period	$180,751	$5,027
	1,445,251
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payments for Interest	$1,314	$-
Cash Payment for Taxes	-	-

Non-Cash Transactions:
Shares issued with Secured Convertible Debenture	250,000
Purchase of truck for promissory note	13,046

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

The Company has incurred significant losses and had negative cash flow from operations in each of the last two years and the six months ended June 30, 2007 and has an accumulated deficit of $1,421,722 (unaudited) at June 30, 2007 and $648,166 at December 31, 2006. Substantial portions of the losses are attributable to legal and professional fees as well as interest expense. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

Our operating expenses, consisting primarily of payments to an independent pumper, electricity at the wells, repairs and maintenance as well as supplies and materials, were $50,049, representing average operating expense per BOE of $14.04 for the six months ended June 30, 2007. For the six months ended June 30, 2006, our operating expenses were $45,675, or an average operating expense per BOE of $48.18. The decrease in the average operating expenses per BOE is due principally to the increase in production.

General and administrative expenses were $258,981 and $281,896 in the six months ended June 30, 2007 and June 30, 2006, respectively. The $22,915 decrease is primarily due to a decrease of $92,679 in salary expense, offset by an increase of $32,406 in professional and legal fees and an increase of $26,249 in travel expenses.

Depreciation, depletion and accretion were $3,269 in the six months ended June 30, 2007 compared to $785 in the six months ended June 30, 2006, primarily due to the increase in production.

Loss from operations was $149,599 and $280,984 for the six months ended June 30, 2007 and June 30, 2006, respectively.

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

Net loss was $665,971 and $306,312 for the six months ended June 30, 2007 and June 30, 2006, respectively. Net loss per share was $0.02 for the six months ended June 30, 2007 and $0.07 for the six months ended June 30, 2006.

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

Our operating expenses, consisting primarily of payments to an independent pumper, electricity at the wells, repairs and maintenance as well as supplies and materials, were $27,536, representing average operating expense per BOE of $14.19 for the quarter ended June 30, 2007. For the quarter ended June 30, 2006, our operating expenses were $30,216, or an average operating expense per BOE of $48.19. The decrease in the average operating expenses per BOE is due principally to the increase in production.

General and administrative expenses were $172,808 and $207,312 in the quarter ended June 30, 2007 and June 30, 2006, respectively. The $34,504 decrease is primarily due to a decrease of $60,941 in salaries, offset by an increase of $31,778 in travel expenses and a $11,116 increase in insurance. .

Depreciation, depletion and accretion were $2,240 in the quarter ended June 30, 2007 compared to $464 in the quarter ended June 30, 2006, primarily due to the increase in production.

Loss from operations was $110,141 and $205,785 for the quarter ended June 30, 2007 and June 30, 2006, respectively.

Interest expense was $154,282 and $21,745 in the quarter ended June 30, 2007 and June 30, 2006, respectively. Interest expense in the quarter ended June 30, 2007 consisted primarily of $138,720 for the amortization of the value of the shares issued with the $250,000 Secured Convertible Debentures, while interest expenses for the quarter ended June 30, 2006 consisted primarily of $9,558 and $6,851 of the beneficial conversion feature and the value of the warrants, respectively, of the Convertible Debentures.

Net loss was $260,368 and $226,549 for the quarter ended June 30, 2007 and June 30, 2006, respectively. Net loss per share was $0.01 for the quarter ended June 30, 2007 and $0.01 for the quarter ended June 30, 2006.

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

See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

OSAGE EXPLORATION AND DEVELOPMENT, INC. (Registrant)

Date: October 12, 2007	By:	/s/ Kim Bradford
Kim Bradford
President and Chief Executive Officer

Date: October 12, 2007	By:	/s/ Kim Bradford
Kim Bradford Principal Financial Officer

EXHIBIT INDEX

The following is a list of Exhibits required by Item 601 of Regulation S-B. Except for these exhibits indicated by an asterisk which are filed herewith, the remaining exhibits below are incorporated by reference to the exhibit previously filed by us as indicated.

Exhibit No.	Description
3.1	Articles of Incorporation of Osage Exploration and Development, Inc. (1)

3.2	Bylaws of Osage Exploration and Development, Inc. (1)

31.1 (*)
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Kim Bradford, President, Chief Executive Officer (Principal Executive Officer)

31.2 (*)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Kim Bradford, Chief Financial Officer (Principal Financial Officer).

32.1 (*)
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Kim Bradford, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer.

(1)	Incorporated herein by reference to Exhibit 3.1 to the Osage Exploration and Development, Inc. Form 10-SB Amendment No. 1 filed August 27, 2007

(2)	Incorporated herein by reference to Exhibit 3.2 to the Osage Exploration and Development, Inc. Form 10-SB Amendment No. 1 filed August 27, 2007