Form 10QSB/A
period 2007-06-30
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2007-10-30
CIK 1405686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
Amendment No. 2

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
Yes ☒             No ☐

Indicate by check mark whether the registrant is a shell company (as defined in section 12b-2 of the Exchange Act)
Yes ☐              No ☒

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
	June 30, 2007 and June 30, 2006
	Consolidated Statement of Cash Flows; Six Months ended June 30, 2007
	and June 30, 2006
	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis or Plan of Operations	9

Item 3.	Controls and Procedures	11

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3	Default upon Senior Securities	13

Item 4	Submission of Matters to a Vote of Security Holders	13

Item 5	Other Information	13

Item 6	Exhibits	13

Signatures		14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and June 30, 2007

	December 31,	June 30,
	2006	2007
	(Audited)	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$-	$1,445,251
Accounts Receivable	14,399	24,483
Total Current Assets	14,399	1,469,734

Property and Equipment, at cost (Note 2):
Oil and gas properties and equipment	103,177	103,177
Capitalized asset retirement costs	13,675	13,675
Other property & equipment	-	17,717
Less: accumulated depletion, depreciation	116,852	134,569
and amortization	(2,795)	(6,064)
	114,057	128,505

Bank CD pledged for Bond	30,000	30,000
Deposits (Note 3)	82,000	82,000

Total Assets	$240,456	$1,710,239

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$22,534	$115,355
Bank overdraft	4,138	-
Accrued expenses	20,307	21,474
Current Maturity of Promissory Note (Note 6)	-	3,334
Convertible Debt, net of $185,976 and $47,256 of
unamortized discount (Note 4 and 5)	67,836	202,744
Total Current Liabilities	114,815	342,907

Promissory Note, net of Current Maturity (Note 6)		9,460
Liability for Asset Retirement Obligations (Note 10)	15,043	15,795

Commitments and Contingencies (Note 7)

Stockholders' Equity:
Common stock, $0.0001 par value, 190,000,000 shares
authorized; 29,484,858 and 32,234,775 shares	2,948	3,035
issued and outstanding as of December 31, 2006
and June 30, 2007, respectively.

Additional-Paid-in-Capital	1,226,691	3,123,804
Stock Purchase Notes Receivable	(470,875)	(470,625)
Accumulated Deficit	(648,166)	(1,314,137)
	110,598	1,342,077

Total Liabilities and Stockholders' Equity	$240,456	$1,710,239

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

5. SECURED CONVERTIBLE DEBENTURE

On February 16, 2007, we issued a $250,000 Secured Convertible Debenture and 300,000 shares of common stock to an institutional investor for gross proceeds of $250,000. The Secured Convertible Debenture matures July 31, 2007, has a 10% interest rate with a minimum interest amount of $25,000 due at Maturity, and is convertible, in whole or in part, into shares of common stock at a conversion price $0.25 per share. The shares issued in conjunction with the Secured Convertible Debenture were valued at $250,000 based on the price of the stock issued at the most recent private placement offering and were recorded as additional paid in capital. The discount of $250,000 is being amortized using the effective interest rate method over the term of the indebtedness. Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", we recorded an interest expense of $0 upon the issuance of the Secured Convertible Debentures attributable to the beneficial conversion feature as the value of the shares exceeded the face value of the Secured Convertible Debenture.

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

OSAGE EXPLORATION AND DEVELOPMENT, INC. (Registrant)

Date: October 30, 2007	By:	/s/ Kim Bradford
Kim Bradford
President and Chief Executive Officer

Date: October 30, 2007	By:	/s/ Kim Bradford
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