Form 10QSB
period 2007-09-30
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2007-11-09
CIK 1405686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
For the transition period from _____ to _____

OSAGE EXPLORTION AND DEVELOPMENT, INC.
(Exact name of small business issuer as specified in its charger)

Delaware	0-52718	26-0421736
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

888 Prospect Street, Suite 210 La Jolla, CA 92037 (Address of principal executive offices)	(858) 551-0194 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒         No ☐

Indicate by check mark whether the registrant is a shell company (as defined in section 12b-2 of the Exchange Act)
Yes ☐         No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value $0.0001 (Class)	33,359,775 (Outstanding at November 7, 2007)

i

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets; September 30, 2007 and December 31, 2006	1
	Consolidated Statements of Operations; Three and Nine Months ended
	September 30, 2007 and September 30, 2006	2
	Consolidated Statements of Cash Flows; Nine Months ended September 30, 2007
	and September 30, 2006	3
	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis or Plan of Operations	9

Item 3.	Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3	Default upon Senior Securities	14

Item 4	Submission of Matters to a Vote of Security Holders	14

Item 5	Other Information	14

Item 6	Exhibits	14

Signatures		15

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and September 30, 2007

	December 31,	September 30,
	2006	2007
		(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$-	$902,431
Prepaid Expenses		89,176
Accounts Receivable	14,399	19,608
Deferred Financing Costs		44,933
Total Current Assets	14,399	1,056,148

Property and Equipment, at cost (Note 2):
Oil and gas properties and equipment	103,177	155,521
Capitalized asset retirement costs	13,675	13,675
Other property & equipment	-	17,717
Less: accumulated depletion, depreciation	116,852	186,913
and amortization	(2,795)	(8,242)
	114,057	178,671

Bank CD pledged for Bond	30,000	30,000
Bank CD pledged for Letter of Credit (Note 6)		145,226
Colombian Deposits (Note 4)		1,116,791
Deposits (Note 5)	82,000	82,000

Total Assets	$240,456	$2,608,836

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$22,534	$16,739
Bank overdraft	4,138	-
Accrued expenses	20,307
Current Maturity of Promissory Note (Note 10)	-	3,412
Convertible Debt, net of $185,976 and $871,925 of
unamortized discount (Note 7 and 9)	67,836	228,075
Total Current Liabilities	114,815	248,226

Promissory Note, net of Current Maturity (Note 10)		8,547
Liability for Asset Retirement Obligations (Note 14)	15,043	16,171

Commitments and Contingencies (Note 11)

Stockholders' Equity:
Common stock, $0.0001 par value, 190,000,000 shares
authorized; 29,484,858 and 33,359,775 shares	2,948	3,335
issued and outstanding as of December 31, 2006
and September 30, 2007, respectively.

Additional-Paid-in-Capital	1,226,691	4,489,028
Stock Purchase Notes Receivable	(470,875)	(470,625)
Accumulated Deficit	(648,166)	(1,654,051)
Accumulated Other Comprehensive Loss -
Currency Translation Loss		(31,795)
	110,598	2,335,892

Total Liabilities and Stockholders' Equity	$240,456	$2,608,836

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended
September 30, 2007 and September 30, 2006

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Revenues
Oil & Gas Sales	$225,238	$72,187	$62,538	$24,815
Total Operating Revenues	225,238	72,187	62,538	24,815

Operating Costs and Expenses
Operating Expenses	73,358	67,897	22,529	30,072
Depreciation, Depletion and Accretion	5,447	1,186	2,178	401
General and Administrative	401,748	391,081	143,546	101,334
Total Operating Costs and Expenses	480,553	460,164	168,253	131,807

Operating (Loss)	(255,315)	(387,977)	(105,715)	(106,992)

Other Income (Expenses):
Interest Income	46,702	1,498	42,233	385
Interest Expense	(797,272)	(51,886)	(276,431)	(25,446)
Other
(Loss) before Income Taxes	(1,005,885)	(438,365)	(339,913)	(132,053)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(1,005,885)	$(438,365)	$(339,913)	$(132,053)

Other Comprehensive Income, net of tax:
Foreign Currency Translation Adjustment	(31,795)		(31,795)
Other Comprehensive Income	(31,795)	0	(31,795)	0

Comprehensive (Loss)	$(1,037,680)	$(438,365)	$(371,708)	$(132,053)

Basic and Diluted Loss per Share	$(0.03)	$(0.01)	$(0.01)	$(0.00)

Weighted average number of common share
and common share equivalents used to
compute basic and dilluted Loss per Share	29,454,478	32,986,677	31,240,867	29,207,174

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Ended
September 30, 2007 and September 30, 2006

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)

Cash flows from Operating Activities:
Net (Loss)	$(1,005,885)	$(438,365)
Adjustments to reconcile net (loss) to net cash
used by operating activites:
Beneficial Conversion of Convertible Debenture	365,032	22,775
Increase in Accrued Interest	(20,307)	11,997
Accretion of shares issued with Secured Convertible Debenture	250,000
Accretion of Warrants issued with Convertible Debenture	111,481	16,088
Accretion of Asset Retirment Obligation	1,128	1,026
Amortization of Deferred Financing Cost	10,067
Issuance of shares for Accrued Interest	58,700
Provision for depletion, depreciation and amortization	5,447	1,186
Changes in operating assets and liabitlies:
(Increase) in accounts receivable	(5,209)	(359)
(Increase) in prepaid expenses	(89,176)
Increase/(Decrease) in bank overdraft	(4,138)
Increase/(decrease) in accounts payable and accrued expenses	(5,795)	(36,088)
Net cash used by operating activities	(328,655)	(421,740)

Cash flows from Investing Activities:
Deposits made on Oil & Gas Properties		(82,000)
Bank CD pledged for Letter of Credit	(144,000)
Interest earned on Bank CD pledged for Letter of Credit	(1,226)
Payments for purchase of Oil & Gas Lease		(14,000)
Increase in Colombian Deposits	(1,116,791)
Investments made on Colombian Oil & Gas Properties	(52,344)
Capital expenditures	(17,717)
Net cash used in investing activities	(1,332,078)	(96,000)

Cash flows from Financing Activities:
Proceeds from issuance of Stock and Warrant Units	860,250
Proceeds from issuance of Common Stock	427,500
Proceeds from issuance of Secured Convertible Debenture	250,000
Proceeds from issuance of Unsecured Convertible Promissory Note	1,100,000
Payment of Debt Offering Costs	(55,000)
Proceeds from issuance of Convertible Debentures		349,000
Proceeds from sale of LLC interests		130,000
Payments made on behalf of Company		18,399
Proceeds from payment on Stock Purchase Notes Receivable	250
Proceeds from issuance of Promissory Note	13,046
Payments on Promissory Note	(1,087)
Net cash provided by financing activities	2,594,959	497,399

Effect of exchange rate on cash and cash equivalents	(31,795)

Net increase (decrease) in cash and cash equivalents	902,431	(20,341)

Cash and Cash equivalents beginning of the period	-	31,045

Cash and Cash equivalents at end of period	$902,431	$10,704

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payments for Interest	$21,171	$-
Cash Payment for Taxes	-	-

Non-Cash Transactions:
Shares issued with Secured Convertible Debenture	250,000
Shares issued upon conversion of Secured Convertible Debenture
and accrued interest	275,000

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 (unaudited)

1. BASIS OF PRESENTATION

Osage Exploration and Development, Inc. (“Osage” or the “Company”) has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-QSB and Item 310(b) of regulation S-B. These financial statements should be read together with the financial statements and notes in the Company’s 2006 Form 10-SB filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

The Company has incurred significant losses and had negative cash flow from operations in each of the last two years and the nine months ended September 30, 2007 and has an accumulated deficit of $1,654,051 (unaudited) at September 30, 2007 and $648,166 at December 31, 2006. Substantial portions of the losses are attributable to legal and professional fees as well as interest expense. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management of our Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) increasing our current production, (b) controlling overhead and expenses and (c) raising additional capital and/or obtaining financing.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Recent Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its consolidated financial statements.

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

2. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of December 31, 2006 and September 30, 2007:

	December 31, 2006	September 30, 2007
		(unaudited)

Properties subject to amortization	$103,177	$103,177
Properties not subject to amortization	0	52,344
Capitalized asset retirement costs	13,675	13,675

Accumulated depreciation and depletion	(2,795)	(5,535)

Oil and gas properties, net	$114,057	$163,661

Depreciation and depletion expense totaled $5,447 and $1,186 for the nine months ended September 30, 2007 and 2006, respectively and $2,178 and $401 for the three months ended September 30, 2007 and 2006, respectively.

3. GEOGRAPHICAL INFORMATION

The following table sets forth revenues for the periods reported and assets by geographic location:

	United States	Colombia	Consolidated
September 30, 2007:
Revenues	$225,238	$0	$225,238
Long Lived Assets	126,327	52,344	$178,671

September 30, 2006:
Revenues	$72,187	$0	$72,187
Long Lived Assets	101,373	0	101,373

4. COLOMBIAN DEPOSITS

In June 2007, we entered into an agreement (the “Agreement”) with Gold Oil, Plc (“Gold”) and Empesa Petrolera de Servicios y Asesorias, S.A. (“Empesa), whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the Agencia Nacional de Hidrocarburos (“ANH”) to Gold in June 2007. In August 2007, we (i) paid $1,200,000 to Gold representing the funds that Gold had previously issued to a trust established by the ANH to use for drilling the first well for the Rosablanaca concession and (ii) issued a letter of credit in the amount of $144,000 for the benefit of Gold’s bank in Colombia representing the guarantee required by the ANH. We anticipate that the total cost of drilling the first well to be approximately $2,500,000 to $3,000,000, of which $1,200,000 has already been deposited in trust with the ANH to be used for the first well. The balance in the trust deposit account as of September 30, 2007 is $1,116,791.

5. DEPOSITS

In January 2006, we placed a deposit totaling $82,000 on approximately 85% of the working interest of a natural gas property consisting of 640 acres with proved undeveloped reserves located in Hansford County, Texas. The agreement was amended in March 2007 stipulating that unless we acquired a contiguous lease by June 1, 2007 at a cost of $48,000, a second contiguous lease by August 1, 2007 for $80,000 and place $445,180 in escrow for drilling and completing the first well with actual commencement of drilling prior to September 15, 2007, the seller shall have the right to refund 90% of the initial purchase price and void the agreement. In September 2007, the seller provided us with an extension until June 30, 2008 to fulfill all of our obligations under the agreement. Until we raise additional capital, we do not anticipate further investments in this project and as such, the agreement may be voided by the seller at any time after June 30, 2008.

6. BANK CD PLEDGED FOR LETTER OF CREDIT

In August 2007, we placed $144,000 as a certificate of deposit with a bank as collateral for the $144,000 letter of credit required by the ANH as more fully described in footnote 4 above. If we do not complete drilling and testing of the first well in the Rosablanca concession by July 3, 2008, and we do not receive extensions from the ANH, we may lose our entire interest in the concession and the $144,000 letter of credit we previously issued. The balance, including accrued interest, in the Bank CD as of September 30, 2007 is $145,226

7. CONVERTIBLE DEBENTURES

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

8. SECURED CONVERTIBLE DEBENTURE

On February 16, 2007, we issued a $250,000 Secured Convertible Debenture and 300,000 shares of common stock to an institutional investor for gross proceeds of $250,000. The Secured Convertible Debenture matured July 31, 2007, had a 10% interest rate with a minimum interest amount of $25,000 due at Maturity, and was convertible, in whole or in part, into shares of common stock at a conversion price $0.25 per share. The shares issued in conjunction with the Secured Convertible Debenture were valued at $250,000 based on the price of the stock issued at the most recent private placement offering and were recorded as additional pain in capital. The discount of $250,000 was being amortized using the effective interest rate method over the term of the indebtedness. Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", we recorded an interest expense of $0 upon the issuance of the Secured Convertible Debentures attributable to the beneficial conversion feature as the value of the shares exceeded the face value of the Secured Convertible Debenture. In July 31, 2007, the Secured Convertible Debenture along with accrued interest converted into 1,100,000 shares of common stock.

9. UNSECURED CONVERTIBLE PROMISSORY NOTE

In July 2007, we issued a $1,100,000 unsecured convertible promissory note (“Unsecured Convertible Promissory Note”) to one institutional investor for gross proceeds of $1,100,000. The Unsecured Convertible Promissory Note matures September 30, 2008, has an 8% interest rate, payable in cash quarterly, and is convertible, in whole or in part, into units, with each unit (“Unit”) priced at $1.00 and consisting of one share of common stock and one warrant, exercisable at $1.25 per share maturing three years from issuance. We may prepay the Unsecured Convertible Promissory Note at any time prior to maturity with no penalty. We may, but only at maturity, elect to repay the Unsecured Convertible Promissory Note in Units valued at $1.00 per Unit. Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, “Application of Issue No. 98-5 in Certain Convertible Instruments,” we recorded $1,067,274 upon the issuance of the Unsecured Convertible Promissory Note attributable to the beneficial conversion feature as additional paid in capital. The discount is being amortized using the effective interest rate method over the term of the indebtedness.

10. PROMISSORY NOTE

On April 27, 2007, we purchased a truck to be used by our pumper in our Oklahoma properties by issuing a promissory note (the “Promissory Note”) to a bank secured by the truck. The Promissory Note matures October 27, 2010, has a variable interest rate of Prime plus 1.0%, and has monthly principal and interest payments totaling $366. As of September 30, 2007, the interest rate on the Promissory Note was 9.25%.

The following table summarizes the balance of the note at September 30, 2007:

Promissory Note Outstanding at September 30, 2007	$11,959
Less Current Portion	3,412

$8,547

11. COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

Osage, as owner and operator of oil and gas properties, is subject to various Colombian and U.S. federal, state, and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the owner of real property and the lessee under oil and gas leases for the cost of pollution clean-up resulting from operations, subject the owner/lessee to liability for pollution damages and impose restrictions on the injection of liquids into subsurface strata.

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

The Company is not aware of any environmental claims existing as of September 30, 2007 that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's property.

Pursuant to our Agreement with Gold and Empesa, we are considered the operators of the concession and will pay all costs associated with drilling and testing of the first well on the Rosablanca project. If we do not complete drilling and testing of the first well by July 3, 2008, and we do not receive extensions from the ANH, we may lose our entire interest in the concession and the $144,000 letter of credit we previously issued. However, we would be entitled to receive the balance of the $1,200,000 deposit ($1,116,791 as of September 30, 2007) that we have in trust with the ANH. After drilling the first well, we are required to provide the ANH with a budget and program for drilling successive wells. The concession with the ANH shall remain in effect as long as we meet our time obligations to drill each well that we present to the ANH. We anticipate that we will need to raise additional capital to complete the first well.

LAND RENTALS AND OPERATING LEASES

The Company leases office facilities and equipment under month-to-month operating leases. As such, as of September 30, 2007, the Company did not have any future minimum rental payments required under operating leases.

Rental expense charged to operations totaled $8,625 and $1,908 for the nine months ended September 30, 2007 and 2006, respectively, and $3,075 and $1,908 for the three months ended September 30, 2007 and 2006, respectively.

12. EQUITY TRANSACTIONS

Unit Offering
In June and July 2007, for gross proceeds of $925,000, we issued 925,000 shares of common stock and 1,387,500 warrants, exercisable at $1.50 per share expiring on September 30, 2010 to two accredited investors and one institutional investor.

Common Stock Offering
In April and May 2007, for gross proceeds of $475,000, we issued 1,187,500 shares of our common stock at a price per share of $0.40 to nine accredited investors and entities.

13. MAJOR CUSTOMERS

During the nine months ended September 30, 2007 and 2006, as well as the quarter ended September 30, 2007 and 2006, one customer, Sunoco, Inc., accounted for 100.0% of our total oil and gas sales.

14. ASSET RETIREMENT OBLIGATIONS

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

There are no legally restricted assets for the settlement of asset retirement obligations. A reconciliation of the Company's asset retirement obligations for the periods presented is as follows:

	Year Ended	Nine Months Ended September 30,
	December 31 2006	2007 (unaudited)	2006 (unaudited)
Beginning Balance	$13,675	$15,043	$13,675
Incurred during the period
Additions for new wells
Accretion expense	1,368	1,128	1,026

Ending Balance	$15,043	$16,171	$14,701

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

In June 2007, we entered into an agreement with Gold and Empesa, whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the ANH to Gold in June, 2007. Under the Agreement, we are the operators of the concession and will pay all costs associated with drilling and testing of the first well on the Rosablanca project. Revenues generated from the first well will be allocated 50% to us, 40% to Gold and 10% to Empesa. If we do not complete drilling and testing of the first well by July 3, 2008, we will lose our entire interest in the concession. On each additional well, we will contribute 50% of the costs, Gold will contribute 40% of the costs and Empesa will contribute 10% of the costs. Revenues will be allocated according to the above percentages. If any party doesn’t contribute its share of the costs, its revenue interest will automatically be transferred to the party that provides the capital. In August 2007, we (i) paid $1,200,000 to Gold representing the funds that Gold had previously issued to a trust established by the ANH to use for drilling the first well for the Rosablanaca concession and (ii) issued a letter of credit in the amount of $144,000 for the benefit of Gold’s bank in Colombia representing the guarantee required by the ANH. We anticipate that the total cost of drilling the first well to be approximately $2,500,000 to $3,000,000, of which $1,200,000 has already been deposited in trust with the ANH to be used for the first well. In accordance with the ANH, we must spend at least $1,200,000 on expenses relating to the first well, the amount already deposited in trust, by July 3, 2008. If we do not complete drilling and testing of the first well by July 3, 2008, and we do not receive extensions from the ANH, we may lose our entire interest in the concession and the $144,000 letter of credit we previously issued.

We anticipate that we will need to raise a minimum of $1,000,000 to drill the first well and anticipate that we will begin drilling in the first quarter of 2008. We intend to focus most of our management and capital resources towards the Rosablanca project as well as other opportunities in Colombia. In order to minimize our development risk, we intend to raise $5,000,000 to allow us the ability to drill more than one well. If we are unsuccessful in raising additional capital, we may not be in a position to complete the first well in our Rosablanca project.
We have incurred $73,358 and $67,897 in the nine months ended September 30, 2007and September 30, 2006, respectively, in operating expenses in order to try to increase production at the Osage property. The major source of funds for these costs was the sale of oil from the Osage property.

We have made a deposit of $82,000 on a property in Hansford County, Texas. We are obligated to incur an additional $573,810 for the property by June 30, 2008consisting of purchasing of additional contiguous leases and depositing funds in escrow for drilling and completion of the first well. If we do not fulfill our obligations, the seller may void the agreement at any time after June 30, 2008 and return 90% of all payments received. We do not anticipate incurring additional expenses on this property until we have raised sufficient capital for our Rosablanca project and as such, we may lose 10% of our initial funding.

As of September 30, 2007, we have a note receivable due December 2009 totaling $470,625 that was issued in conjunction with a change of control in December 2006, of which $239,250 of the note receivable is from related parties. If we do not collect this note, it could have a material impact on our cash and impair our ability to execute our business plan.

We have undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing, (b) increasing our current production in the Osage property and (c) controlling overhead and expenses.

There can be no assurance that we will successfully accomplish these steps and it is uncertain we will achieve a profitable level of operations and/or obtain additional financing. There can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

Liquidity and Capital Resources

At September 30, 2007, we had working capital of $807,922 consisting primarily of $902,431 in cash and cash equivalents, $89,176 of prepaid expenses, $44,933 of deferred financing costs related to the $1,100,000 Unsecured Convertible Debenture and $19,608 of accounts receivable, offset by $228,075 of the Unsecured Convertible Debenture, representing $1,100,000 face value less $871,925 of unamortized discount, and $16,739 of accounts payable and accrued expenses.

We have raised in excess of $2,500,000 in gross proceeds through various debt and equity financings since January 1, 2007 and have used the majority of the net proceeds for costs related to our Rosablanca project in Colombia, as well as for working capital purposes and professional fees.

Net cash used by operating activities totaled $328,655 for the nine months ended September 30, 2007 compared to net cash used by operating activities of $421,740 for the nine months ended September 30, 2006. The major components of the net cash used in operating activities in the nine months ended September 30, 2007 were the net loss of $1,005,885 and the increase in prepaid expenses of $89,176, offset by $250,000 for the amortization of the value of the shares issued in February 2007 with the Secured Convertible Debenture and $365,032 and $111,481 write-off of the unamortized beneficial conversion feature and value of the warrants, respectively, issued with the various debt financings. The major component of the net cash used in operating activities in the nine months ended September 30, 2006 was the net loss of $438,365.

Net cash used in investing activities totaled $1,332,078 and $96,000 for the nine months ended September 30, 2007 and September 30, 2006, respectively. Net cash used in investing activities in the nine months ended September 30, 2007 consisted primarily of the $1,116,791 increase in deposits in the trust account for our on Rosablanca project as well as $52,344for investments made in the Rosablanca project. Net cash used in investing activities for the nine months ended September 30, 2006 consisted primarily of the $82,000 deposit made on the Hansford property.

Net cash provided by financing activities totaled $2,594,959 for the nine months ended September 30, 2007 and consisted primarily of $1,100,000 from the issuance of Unsecured Convertible Promissory Note due September 30, 2008, $860,250 from the issuance of 925,000 units, consisting of 925,000 shares and 1,387,500 warrants, and $427,500 from the issuance of common stock and the proceeds of the $250,000 Secured Convertible Debenture due July 31, 2007. Net cash provided by financing activities of $497,399 for the nine months ended September 30, 2006 consisted primarily of $349,000 from the issuance of the Convertible Debentures and $130,000 from the sale of LLC interests.

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

We currently sell all of our current oil production to Sunoco, Inc. However, in the event this customer discontinued oil purchases, we believe we can replace this customer with other customers who would purchase the oil at terms standard in the industry.

Quantitative and Qualitative Disclosures about Market Risk

We have no material exposure to interest rate changes.

Results of Operations

Nine Months ended September 30, 2007 compared to Nine Months ended September 30, 2006
Revenues from oil sales were $225,238, an increase of $153,051, or 212.0%, in the nine months ended September 30, 2007 compared to $72,187 of revenues in the nine months ended September 30, 2006. On a barrel of oil equivalent ("BOE") basis, our total production increased to 4,702 BOE in the nine months ended September 30, 2007 compared to 1,439 BOE in the nine months ended September 30, 2006 due to our secondary recovery efforts we undertook in 2006. Our average price per BOE decreased to $63.52 in the nine months ended September 30, 2007 from $66.53 in the nine months ended September 30, 2006.

Our operating expenses, consisting primarily of payments to an independent pumper, electricity at the wells, repairs and maintenance as well as supplies and materials, were $73,358, representing average operating expense per BOE of $15.60 for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, our operating expenses were $67,897, or an average operating expense per BOE of $47.18. The decrease in the average operating expenses per BOE is due principally to the increase in production in our Osage property.

General and administrative expenses were $401,748 and $391,081 in the nine months ended September 30, 2007 and September 30, 2006, respectively. The $10,667 increase consisted primarily of an increase of $89,456 in legal and professional fees, an increase of $56,168 in travel expenses related primarily to travel to Colombia and an increase of $20,658 in insurance expenses, offset by a decrease of $163,283 in salary expense.

Depreciation, depletion and accretion were $5,447 in the nine months ended September 30, 2007 compared to $1,186 in the nine months ended September 30, 2006, primarily due to the increase in production.

Loss from operations was $255,315 and $387,977 for the nine months ended September 30, 2007 and September 30, 2006, respectively.

Interest expense was $797,272 and $51,886 in the nine months ended September 30, 2007 and September 30, 2006, respectively. Interest expense in the nine months ended September 30, 2007 consisted primarily of $365,032 for the beneficial conversion of the convertible debt, $250,000 amortization of the value of the shares issued with the $250,000 Secured Convertible Debentures and $111,481 for the value of the warrants issued with the Convertible Debentures. Interest expenses for the nine months ended September 30, 2006 consisted primarily of $22,775 and $16,088 of the beneficial conversion feature and the value of the warrants, respectively, of the Convertible Debentures.

Net loss was $1,005,885 and $438,365 for the nine months ended September 30, 2007 and September 30, 2006, respectively.

Foreign currency translation loss was $31,795 and $0 for the nine months ended September 30, 2007 and September 30, 2006, respectively. Comprehensive loss was $1,037,680 and $438,365 for the nine months ended September 30, 2007 and September 30, 2006, respectively.

Quarter ended September 30, 2007 compared to Quarter ended September 30, 2006
Revenues from oil sales were $62,538, an increase of $37,723, or 152.0%, in the quarter ended September 30, 2007 compared to $24,815 of revenues in the quarter ended September 30, 2006. On a BOE basis, our total production increased to 1,137 BOE in the quarter ended September 30, 2007 compared to 491 BOE in the quarter ended September 30, 2006 due to our secondary recovery efforts we undertook in 2006. Our average price per BOE increased to $72.95 in the quarter ended September 30, 2007 from $67.02 in the quarter ended September 30, 2006.

Our operating expenses, consisting primarily of payments to an independent pumper, electricity at the wells, repairs and maintenance as well as supplies and materials, were $22,529, representing average operating expense per BOE of $19.81 for the quarter ended September 30, 2007. For the quarter ended September 30, 2006, our operating expenses were $30,072, or an average operating expense per BOE of $61.24. The decrease in the average operating expenses per BOE is due principally to the increase in production.

General and administrative expenses were $143,546 and $101,334 in the quarter ended September 30, 2007 and September 30, 2006, respectively. The $44,212 increase is primarily due to an increase of $57,074 in professional fees, $27,474 increase in travel expenses and $9,542 increase in insurance expense, offset by a decrease of $60,335 in officer salary and a decrease of $10,305 in other salaries.

Depreciation, depletion and accretion were $2,178 in the quarter ended September 30, 2007 compared to$401 in the quarter ended September 30, 2006, primarily due to the increase in production.

Loss from operations was $105,715 and $106,992 for the quarter ended September 30, 2007 and September 30, 2006, respectively.

Interest expense was $276,431 and $25,446 in the three months ended September 30, 2007 and September 30, 2006, respectively. Interest expense in the three months ended September 30, 2007 consisted primarily of $195,349 for the beneficial conversion of the convertible debt and $47,256 amortization of the value of the shares issued with the $250,000 Secured Convertible Debentures. Interest expenses for the three months ended September 30, 2006 consisted primarily of $11,363 and $7,928 of the beneficial conversion feature and the value of the warrants, respectively, of the Convertible Debentures.

Net loss was $339,913 and $132,053 for the three months ended September 30, 2007 and September 30, 2006, respectively.

Foreign currency translation loss was $31,795 and $0 for the three months ended September 30, 2007 and September 30, 2006, respectively. Comprehensive loss was $339,913 and $132,053 for the three months ended September 30, 2007 and September 30, 2006, respectively.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2007.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to, or the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were sold by us during the quarter ended September 30, 2007 without registering the securities under the Securities Act.

Unit Offering
In July 2007, for gross proceeds of $25,000, we issued 25,000 shares of common stock and 37,500 warrants, exercisable at $1.50 per share maturing on September 30, 2010 to one accredited investor.

Unsecured Convertible Debenture
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

In all instances of the above sales, the shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act. The sales were made by Viewpoint Securities, LLC which received commissions totaling $56,750.

Item 3	Default upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits

See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

OSAGE EXPLORATION AND DEVELOPMENT, INC. (Registrant)

Date: November 8, 2007	By:	/s/ Kim Bradford
Kim Bradford
President and Chief Executive Officer

Date: November 8, 2007	By:	/s/ Kim Bradford
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

31.1 (*)
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Kim Bradford, President and Chief Executive Officer (Principal Executive Officer)

31.2 (*)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Kim Bradford, Chief Financial Officer (Principal Financial Officer).

32.1 (*)
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Kim Bradford, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer).

(1)	Incorporated herein by reference to Exhibit 3.1 to the Osage Exploration and Development, Inc. Form 10-SB Amendment No. 1 filed August 27, 2007
(2)	Incorporated herein by reference to Exhibit 3.2 to the Osage Exploration and Development, Inc. Form 10-SB Amendment No. 1 filed August 27, 2007