Form 10KSB
period 2007-12-31
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2008-03-31
CIK 1405686

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

☐ Transition Report Pursuant to Section 13or 15(d) of The Securities Exchange Act of 1934

Commission File Number: 0-52718

OSAGE EXPLORATION & DEVELOPMENT, INC.
(Name of small business issuer in its charter)

Delaware	26-0421736
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2445 Fifth Avenue, Suite 310, San Diego, California 92101
(Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (619) 677-3956

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:   Common

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of  Regulation  S-B  contained  in  this  form,  and no  disclosure  will be contained,  to the best of the  Registrant's  knowledge,  in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 State the issuer's revenues for its most recent fiscal year. $ 288,255

 State the aggregate market value of the voting stock held by non-affiliates computed by reference  to the price at which the stock was sold,  or the average bid and ask  prices  of such  stock  as of a  specified  date  within  60  days. $19,447,330(Based on price per share of $0.75 on March 17, 2008)

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 17, 2008
Common Stock, Par Value $0.0001 per share	35,959,775

DOCUMENTS INCORPORATED BY REFERENCE

 A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Disclosure Format.   Yes ☐  No ☒

Cautionary Statement

This report on Form 10-KSB and the documents or information incorporated by reference herein contain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, among others, the following:

•	our growth strategies;

•	anticipated trends in our business;

•	our ability to make or integrate acquisitions;

•	our liquidity and ability to finance our exploration, acquisition and development strategies;

•	market conditions in the oil and gas industry;

•	the timing, cost and procedure for proposed acquisitions;

•	the impact of government regulation;

•	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;

•	planned capital expenditures (including the amount and nature thereof);

•	increases in oil and gas production;

•	the number of wells we anticipate drilling in the future;

•	estimates, plans and projections relating to acquired properties;

•	the number of potential drilling locations; and

•	our financial position, business strategy and other plans and objectives for future operations.

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,”“anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “will,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

•	the possibility that our acquisitions may involve unexpected costs;

•	the volatility in commodity prices for oil and gas;

•	the accuracy of internally estimated proved reserves;

•	the presence or recoverability of estimated oil and gas reserves;

•	the ability to replace oil and gas reserves;

•	the availability and costs of drilling rigs and other oilfield services;

•	environmental risks;

•	exploration and development risks;

•	competition;

•	the inability to realize expected value from acquisitions;

•	the ability of our management team to execute its plans to meet its goals;

•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Item 1.Description of Business

Business Development

We were organized September 9, 2004 as Osage Energy Company, LLC, an Oklahoma limited liability company. On April 24, 2006 we merged with a non-reporting Nevada corporation trading on the pink sheets Kachina Gold Corporation, which was the entity that survived the merger. The merger was consummated through the issuance of 10,000,000 shares of our Common Stock. The financial records of the company prior to the merger are those of Osage Energy Company, LLC.

The Nevada corporation had been incorporated under the laws of Canada on February 24, 2003 as First Mediterranean Gold Resources, Inc. The domicile of the company was changed to the State of Nevada on May 11, 2004. On May 24, 2004, the name of the company was changed to Advantage Opportunity Corp.

On March 4, 2005, the Company changed its name to Kachina Gold Corporation. On April 24, 2006 Kachina Gold Corporation merged with Osage Energy Company, LLC, and on May 15, 2006 changed its name to Osage Energy Corporation. On July 2, 2007, the domicile of the Company was changed to the State of Delaware and in connection therewith the name of the Company was changed to Osage Exploration and Development, Inc. On February 27, 2008, our stock began trading on the NASDAQ OTC Bulletin Board market under the ticker “OEDV.OB”

Business of Issuer

We are an oil and natural gas exploration and production company with proved reserves and existing production. We are headquartered in San Diego, California with a field office in Oklahoma City, Oklahoma. In 2005 we purchased 100 percent of the working interest in certain producing oil and natural gas leases located in Osage County, Oklahoma, referred to herein as the Osage Property, which property consists of twenty three wells, ten of which are producing wells, on 480 acres from Conquest Exploration Company, LLC and Esso Oil Company of Oklahoma (“Esso”) for a total consideration of $103,177. Our agreement with Esso, which owned 6.25% of Osage, prior to our purchase, was an oral agreement that was not reduced to writing. As such, Esso could dispute the sale term and third parties may challenge our ownership which would challenge our ability to enforce our rights to the portion purchased from Esso. If Esso challenges the sale, we may be required to retroactively provide Esso with 6.25% of our proceeds received from the sale of oil since 2005 (approximately $30,667 through December 31, 2007) and we may be required to provide Esso with 6.25% of any future proceeds received from sale of oil in this property. In addition, third parties, including regulatory or governmental bodies may challenge our ownership and/or rights in our Osage property. Management does not believe that there is a material risk that Esso would dispute the sale term. We operate this property and have begun a secondary recovery program to increase current production. The interest in the Osage property is held by Osage Energy Company, LLC, our wholly owned subsidiary.

In January 2006, we placed a deposit totaling $82,000 on 100 percent of the working interest of a natural gas property consisting of 640 acres located in Hansford County, Texas owned by Pearl Resources Corp. The original agreement was signed by Mr. Volk, our previous President and CEO, without clear indication that it was entered into on our behalf of the Company. We have, however, received a letter from Mr. Volk acknowledging that the original agreement was for the benefit of the Company and that he has never had title to the property or any ownership or rights with respect to the property. Management does not believe there is a material risk as to the ownership of the property. The agreement was amended in March 2007 stipulating that unless the Company acquires a contiguous lease by June 1, 2007 for $48,000, a second contiguous lease by August 1, 2007 for $80,000 and place $445,180 in escrow for drilling and completing the first well with actual commencement of drilling prior to September 15, 2007, the seller has the right to refund 90% of all payments received and void the agreement. In September 2007, the seller provided us with an extension until June 30, 2008 to fulfill all of our obligations under the agreement. Until we raise additional capital, we do not anticipate further investments in this project and as such, the agreement may be voided by the seller at any time after June 30, 2008.

In June 2007, we entered into an agreement (the “Agreement”) with Gold Oil, Plc (“Gold”) and Empesa Petrolera de Servicios y Asesorias, S.A. (“Empesa), whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the Agencia Nacional de Hidrocarburos (“ANH”) to Gold in June, 2007. We based our decision to pursue the Rosablanca project based on the seismic data generated by the ANH that revealed multiple target opportunities. Under the Agreement, we are considered the operators of the concession and will pay all costs associated with drilling and testing of the first well on the Rosablanca project. Revenues generated from the first well will be allocated 50% to us, 40% to Gold and 10% to Empesa. On each additional well, we will contribute 50% of the costs, Gold will contribute 40% of the costs and Empesa will contribute 10% of the costs. Revenues will be allocated according to the above percentages. If any party doesn’t contribute its share of the costs, its revenue interest will automatically be transferred to the party that provides the capital. In August 2007, we (i) paid $1,200,000 to Gold representing the funds that Gold had previously issued to a trust established by the ANH to use for drilling the first well for the Rosablanaca concession and (ii) issued a letter of credit in the amount of $144,000 for the benefit of Gold’s bank in Colombia representing the guarantee required by the ANH. We anticipate that the total cost of drilling the first well to be approximately $2,500,000 to $3,000,000, of which $1,200,000 has already been deposited in trust with the ANH to be used for the first well. If we do not complete drilling of the first well by July 3, 2008, and we do not receive extensions from the ANH, we may lose our entire interest in the concession and the $144,000 letter of credit we previously issued. However, we would be entitled to receive the balance of the $1,200,000 ($1,029,601 as of December 31, 2007) deposit that we have in trust with the ANH, if any. After drilling the first well, we are required to provide the ANH with a budget and program for drilling successive wells. The concession with the ANH shall remain in effect as long as we meet our timely obligations to drill each well that we present to the ANH. We will need to raise additional capital to complete the first well.

In November 2007, we entered into an agreement to purchase out of bankruptcy a working interest in an oil and gas leasehold and producing wellbore in Louisiana for a purchase price of $1,400,000. Upon the signing of the agreement, we placed a deposit totaling 10% of the total purchase price, or $140,000. The bankruptcy court has decided that it is not pursuing the sale at this time and we received our entire $140,000 deposit back in March 2008. We have no further obligations for this property.

In February 2008, we entered into an LOI and issued a $100,000 deposit to acquire a minority position in certain producing oil and gas assets in Colombia. It’s anticipated that the purchase price will consist of cash and equity securities consisting of shares of common stock and warrants. We anticipate closing this transaction in the second quarter of 2008.

We intend to focus most of our management and capital resources towards our Colombian opportunities including Rosablanca.

We anticipate that we will need to raise a minimum of $6,000,000 to provide the cash requirements for the next twelve months to commence drilling on our Colombian projects as well as complete the acquisition of the minority position in the producing property in Colombia. If we are unable to raise the entire sum, we may lose our Rosablanca concession and our ability to participate in our other Colombian projects. At present, our Osage County, Oklahoma production is only sufficient to cover well operating expenses in Osage and a small portion of our overhead.

Distribution Methods

We currently only have production operations in Oklahoma. We distribute all of the oil that we produce in Oklahoma through one customer, Sunoco, Inc. We do not have a written agreement with Sunoco. Sunoco picks up oil from our tanks and pays us according to market prices at the time the oil is picked up at our tanks. There is significant demand for oil and there are several companies in our area that purchase oil from small oil producers.

We presently have no production of natural gas. Should we acquire production of natural gas, we will seek to enter into distribution agreements that would provide for us to tap into the distribution line of a gas distribution company, and we would be paid for our gas at the market price at the time of delivery less any transportation charge from the gas transmission company. These charges can range widely from 5 percent to 30 percent or more of the market value of the gas depending on the availability of competition and other factors.

Competitive Business Conditions

Because of historic high prices for oil and gas, there are many companies competing for the leasehold rights to good oil and gas prospects. And, because so many companies are exploring for oil and gas, there is a shortage of equipment available to do drilling and workover (remedial work on a well to enhance or restore production) projects. As many of our competitors are much larger and better financed, we are at a disadvantage when we compete for leaseholds and equipment, both domestically and in Colombia.

Source and Availability of Raw Materials

We have no significant raw materials. However, we make use of numerous oil field service companies in the drilling or workover of wells. We currently only produce in Oklahoma, where there are numerous oil field service companies.

Dependence on One or a Few Customers

There is a ready market for the sale of crude oil or natural gas. We currently sell all our production to one customer, Sunoco, Inc. However, we believe we could sell our production to many different local purchasers, most of whom pay similar prices that vary with the international spot market prices.

Patents, Trademarks, Royalties, Etc.

We have no patents, trademarks, licenses, concessions, or labor contracts. Currently, we only pay royalties on our Osage property. We pay monthly royalties of 18.75 percent of oil and gas sales, net of taxes, to the Osage Nation. If our production increases to more than 100 barrels of oil per producing well per day, the royalty will increase to 20.0%. The leases do not expire, and royalties are owed as long as there is production on the property.

Government Approvals

We are required to get approval from the Oklahoma Corporation Commission, the Texas Railroad Commission and the ANH before any work can begin on any well in Oklahoma, Texas and Colombia, respectively, and before production can be sold. We have all of the required permits on the properties currently in operation.

Existing or Probable Governmental Regulations

We currently are active in the state of Oklahoma and in the country of Colombia. The development and operation of oil and gas properties is highly regulated by states or foreign governments. In some areas of exploration and production, the United States government or a foreign government regulates the industry.

Regulations, whether state or federal or international, control numerous aspects of drilling and operating oil and gas wells, including the care of the environment, the safety of the workers and the public, and the relations with the owners and occupiers of the surface lands within or near the leasehold acreage. The effect of these regulations, whether state or federal or international, is invariably to increase the cost of operations.

The costs of complying with the state regulations include a permit for drilling a well before beginning a project. Other compliance matters have to do with keeping the property free of oil spills and the plugging of wells when they no longer produce. If oil spills are not cleaned up on a timely basis fines can range from a few dollars to as high as several thousand dollars. We utilize consultants and independent contractors to visit and monitor our properties in Oklahoma on a regular basis to prevent mishaps and ensure prompt attention and, if necessary, appropriate correction and redmedial activity. The other significant cost of compliance with state regulations is the plugging of wells after their useful life. In most instances, there is pumping equipment and pipe which can be salvaged to offset most if not all of that cost. Plugging a well consists of pumping cement into the well bore sufficient to prevent any oil and gas zone from ever leaking and contaminating the fresh water supply.

Costs and Effects of Compliance with Environmental Laws

There is a cost in complying with environmental laws that is associated with each well that is drilled or operated, which cost is added to the cost of the operation. Each well will have an additional cost associated with plugging and abandoning the well when it is no longer commercially viable. The estimated costs of dismantlement and abandonment of depleted wells on our Oklahoma property are estimated to be approximately $92,000. As of December 31, 2007, we have not incurred any dismantlement and abandonment costs. However, we believe that the salvage value of the equipment on the wells will be sufficient in amount to cover any such costs.

Number of Employees

We currently have four full-time employees, including three executives: Kim Bradford, our Chief Executive Officer, and President, Greg Franklin, our Chief Geologist and Ran Furman, our Chief Financial Officer. Laura Bradford, the daughter of our Chief Executive and President serves as our office manager.

Item 2. Description of Property

We lease approximately 1,386 square feet of modern office space in San Diego, CA as corporate headquarters pursuant to a 36 month lease from February 2008. We pay $3,682 per month for the first 12 months, increasing 3.5% in years 2. In addition, we are responsible for any increases in building operating expenses beyond 2008 base year operating expenses.

We lease approximately 1,000 square feet of modern office space in Oklahoma City, OK consisting of a large conference room, three offices, a drafting room and a storage room. The lease is based on a verbal agreement with a third party on a month-to-month basis for $575.

The principal assets of the Company consist of proved and unproved oil and gas properties and oil and gas production related equipment. Our oil and gas properties are located in the state of Oklahoma and in the country of Colombia.

Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property. Undeveloped properties do not presently have sufficient wells to recover the estimated reserves.

The Company's estimated future net recoverable oil and gas reserves from proved reserves, both developed and undeveloped properties, were assembled by Reddy Petroleum Company, independent petroleum engineers, and are as follows:

	Crude Oil (BBLS)	Natural Gas (MCF)
December 31, 2007	157,066	200,922
December 31, 2006	159,717	200,439

Using year-end oil and gas prices and lease operating expenses, the estimated value of future net revenues to be derived from the Company’s proved developed oil and gas reserves, discounted at 10%, were $7,788,051 at December 31, 2007.

The Company’s net oil and gas production after royalty and other working interests for the past two years ending December 31, were as follows.

	Crude Oil (BBLS)	Natural Gas (MCF)

2007	5,649	0
2006	2,097	0

The Company’s average sales prices per barrel of crude oil and production costs per equivalent barrel for the past two years ending December 31 were as follows:

	Average Sales Price	Average Production Costs
2007	$67.66	$16.98
2006	$63.87	$21.64

We own interests in oil and gas leases in Oklahoma on some of which leases there are producing oil and gas wells in which we own part or none of the working interest. Our aggregate interests are set forth below.

	Productive Wells		Developed Acreage
County	Gross Wells	Net Wells	Gross Acreage	Net Acreage

Osage Co. Oklahoma	10	10	480	480

Additional information on these leases is as follows:

Lease	Date		County
Name	Entered	Expiration	Location	Royalty	Gross Acres
Osage Hopper 55	11-10-04	HBP Beyond Primary Term	Osage	18.75%	480

The above schedule is a summary of the leases we own. The lease is with individuals who have no affiliations with the Company. It is located within the state of Oklahoma in the county indicated. When we indicate the expiration as HBP, it means the well is “held by production”. This means that the lease is in existence as long as there is production from wells on the property and the mineral owners are receiving royalty checks.

Gross wells are the total number of oil and gas wells in which we have a working interest. Net wells are the ratio of our working interest to the total wells. (Example: If we own a well which we have sold off 30% interest to other working interest owners, then we have 70% left as a net well. That means we have 1 gross well and .7 net wells.) The same example holds true for gross and net acreage.

Productive wells are the wells we have that are producing oil and/or natural gas. A non-productive well is a well which has a well bore and has not been shut-in (cemented in and capped). This well bore may or may not be some time in the future be a candidate for a workover. Dry wells are wells which have been drilled and there are no oil and gas shows on the logs. No oil or gas will ever be produced from a dry well.

Exploratory wells are wells which are drilled in a non-proved field. Geological studies may indicate the existence of oil or gas but there has not been any proof by previous drilling in the field. Developmental wells are wells drilled or reworked in a field where there are previous discoveries of oil and natural gas. These wells have a much higher probability of being successful than exploratory wells.

Developed acreage is acreage in which we have leased the mineral rights for oil & gas and have drilled or re-worked wells. Undeveloped acreage is acreage we have leased but have not yet drilled wells. It is available for future drilling programs.

Drilling Activity

The following table sets forth, for each of the last three fiscal years by geographic areas in Oklahoma, the number of net productive and dry exploratory wells drilled and the number of net productive and dry development wells drilled.

	Net Exploratory Wells Drilled		Net Development Wells Drilled
County	Productive	Dry	Productive	Dry
NONE	N/A	N/A	N/A	N/A

Delivery Commitments

We are not obligated to provide a fixed and determinable quantity of oil or natural gas in the near future under existing contracts or agreements. Further, during the last three years we had no significant delivery commitments.

Item 3. Legal Proceedings

Neither our Company nor any of its property is a party to, or the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to our business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our securities holders during the fiscal year ended December 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common traded since April 5, 2005 on the Pink Sheets on an unsolicited basis only and effective February 27, 2008, our common stock began trading on the OTC Bulletin Board. Our stock symbol changed from “OSGE.PK” to “OEDV.PK” on July 17, 2007 and again to OEDV.OB on February 27, 2008. The high and low closing prices, as reported by the Pink Sheets and OTC Bulletin Board, are as follows for 2006, 2007 and for 1st quarter of 2008 through March 17, 2008. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High	Low
2006:	1st Qtr.	0.01	0.001
	2nd Qtr.	0.01	0.001
	3rd Qtr.	3.00	1.03
	4th Qtr.	3.00	1.10

2007:	1st Qtr.	3.25	1.00
	2nd Qtr.	3.25	0.75
	3rd Qtr.	2.55	0.40
	4th Qtr.	1.55	0.50

2008:	1st Qtr.	2.00	0.70 to March 17

Dividends

We have declared no cash dividends on our common stock since inception. There are no restrictions that limit our ability to pay dividends on our common stock or that are likely to do so in the future other than the restrictions set forth in Section 170(b) of the Delaware General Corporation Law that provides that the company may declare and pay dividends upon the shares of its capital stock either (1) out of its surplus, as defined in and computed in accordance with Sections 154 and 244 of the Delaware General Corporation Law, or (2) in case there shall be no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. We have not declared, paid cash dividends, or made distributions in the past. We do not  anticipate  that  we  will  pay  cash  dividends  or  make distributions  in the  foreseeable  future.  We currently intend to retain and reinvest future earnings to finance operations.

Securities Authorized for Issuance Under Equity Compensation Plans

In June 2007, we implemented the 2007 Osage Exploration and Development, Inc. Equity Based Compensation Plan (the “Plan”) which allows the reservation of 5,000,000 shares under the plan. Under this Plan, securities issued may include options, SAR and restricted stock. During the year ended December 31, 2007, awards totaling 2,600,000 restricted stock were issued to two of our officers upon entering into employment agreements with them in November 2007. These shares were issued outside of the Plan.

Holders

 As of March 5, 2008, there were approximately 280 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

Item 6. Management’s Discussion and Analysis of Operation.

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 6, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-KSB that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

In June 2007, we entered into an agreement with Gold and Empesa, whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the ANH to Gold in June, 2007. Under the Agreement, we are the operators of the concession and will pay all costs associated with drilling and testing of the first well on the Rosablanca project. Revenues generated from the first well will be allocated 50% to us, 40% to Gold and 10% to Empesa. If we do not complete drilling and testing of the first well by July 3, 2008, we will lose our entire interest in the concession. On each additional well, we will contribute 50% of the costs, Gold will contribute 40% of the costs and Empesa will contribute 10% of the costs. Revenues will be allocated according to the above percentages. If any party doesn’t contribute its share of the costs, its revenue interest will automatically be transferred to the party that provides the capital. In August 2007, we (i) paid $1,200,000 to Gold representing the funds that Gold had previously issued to a trust established by the ANH to use for drilling the first well for the Rosablanaca concession and (ii) issued a letter of credit in the amount of $144,000 for the benefit of Gold’s bank in Colombia representing the guarantee required by the ANH. We anticipate that the total cost of drilling the first well to be approximately $2,500,000 to $3,000,000, of which $1,200,000 has already been deposited in trust with the ANH to be used for the first well. In accordance with the ANH, we must spend at least $1,200,000 on expenses relating to the first well, the amount already deposited in trust, by July 3, 2008. If we do not spend that amount and are unable to get any extensions from the ANH, we may lose the $144,000 letter of credit we previously issued.

In November 2007, we entered into an agreement to purchase out of bankruptcy a working interest in an oil & gas leasehold and producing wellbore in Louisiana for a purchase price of $1,400,000. Upon the signing of the agreement, we placed a deposit totaling 10% of the total purchase price, or $140,000. The bankruptcy court has decided that it is not pursuing the sale at this moment and we received our entire deposit of $140,000 back in March 2008. We have no further obligations for this property.

In February 2008, we entered into a letter of intent and issued a $100,000 deposit to acquire a minority position in certain producing oil and gas assets in Colombia. It’s anticipated that the purchase price will consist of cash and equity securities consisting of shares of common stock and warrants. We anticipate closing this transaction in the second quarter of 2008.

We anticipate that we will need to raise a minimum of $6,000,000 to provide the cash requirements for the next twelve months to commence drilling in Colombia as well as complete the acquisition of the minority position in the producing property in Colombia. Should we not be able to raise the entire sum, we may lose our Rosablanca concession and our ability to participate in our other Colombian projects. At present, our Osage County, Oklahoma production is only sufficient to cover well operating expenses in Osage and a small portion of our overhead.

We have incurred $95,893 and $85,260 in 2007 and 2006, respectively, in operating expenses at the Osage property. The major source of funds for these costs was the sale of oil from the Osage property.

We have made a deposit of $82,000 on a property in Hansford County, Texas. We are obligated to incur an additional $573,810 for the property by June 30, 2008 consisting of purchasing of additional contiguous leases and depositing funds in escrow for drilling and completion of the first well. If we do not fulfill our obligations, the seller may void the agreement at any time after June 30, 2008 and return 90% of all payments received. We do not anticipate incurring additional expenses on this property until we have raised sufficient capital for our Rosablanca project and as such, we may lose 10%, or $8,200 of our initial deposit.

As of December 31, 2007, we have notes receivable due December 2009 totaling $309,875 that were issued in conjunction with a change of control in December 2006, of which $239,250 of the notes receivable were from related parties. In December 2007, Mr. Bradford and Mr. Furman paid in full their notes that had principal balances of $151,375 and $9,375, respectively, plus accrued interest. If we do not collect the balance of the notes receivable, it could have a material impact on our cash and impair our ability to execute our business plan.

We have undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing; (b) increasing our current production in the Osage property and other properties and (c) controlling overhead and expenses.

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

Results of Operations

The  following  table  sets  forth  the  percentage  relationship  to total revenues of principal  items  contained in the  statements  of operations of the consolidated  financial  statements included  herewith  for the two most recent fiscal  years  ended  December 31, 2007 and 2006.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Fiscal Years Ended December 31,
	2007		2006
	Amount	Percentage	Amount	Percentage

Oil & Gas Sales	$288,255	100.0%	$100,977	100.0%

Operating Expenses	95,893	33.3%	85,260	84.4%
Non Cash Compensation Expense	239,799	83.2%		0.0%
Depreciation , Depletion and Accretion	7,966	2.8%	1,664	1.6%
General & Administrative Expenses	748,860	259.8%	531,209	526.1%
Total Operating Costs and Expenses	1,092,518	379.0%	618,133	612.2%

Operating Loss	(804,263)	-279.0%	(517,156)	-512.2%

Other Expenses	(960,944)	-333.4%	(82,840)	-82.0%

Loss before income Taxes	(1,765,207)	-612.4%	(599,996)	-594.2%

Net Loss	(1,765,207)	-611.9%	(599,996)	-594.2%

Comprehensive Loss	(1,794,138)	-621.9%	(599,996)	-594.2%

For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Revenues from oil sales were $288,255, an increase of $187,278, or 185.5%, in the year ended December 31, 2007 (“2007”) compared to $100,977 of revenues in the year ended December 31, 2006 (“2006”). On a barrel of oil equivalent ("BOE") basis, our total production increased to 5,649 BOE in 2007 compared to 2,097 BOE in 2006 due to the secondary recovery efforts we undertook in 2006. Our average price per BOE increased to $67.66 in 2007 from $63.87 in 2006.

Our operating expenses, consisting primarily of payments to an independent pumper, electricity at the wells, repairs and maintenance as well as supplies and materials, were $95,893, representing average operating expense per BOE of $16.98 in 2007 and our operating expenses in 2006 were $85,260, or an average operating expense per BOE of $40.66. The decrease in the average operating expenses per BOE is due principally to the increase in production in our Osage property.

In 2007, we had non-cash compensation expense relating to the amortization of the value of the shares issued to two employees in 2007, compared to zero in 2006. General and administrative expenses were $748,860 and $531,209 in 2007 and 2006, respectively. The $217,651 increase consisted primarily of an increase of $312,399 in salaries due to the hiring of our three officers in 2007, an increase of $99,140 of legal and professional fees and an increase of $72,707 in travel expenses related primarily to travel to Colombia.

Depreciation, depletion and accretion were $7,966 in 2007 compared to $1,664 for 2006, primarily due to the increase in production and increase in capital expenditures.

Loss from operations was $804,263 and $517,156 for 2007 and 2006, respectively.

Other expenses consist primarily of interest expense. Interest expense was $1,050,628 and $88,129 in 2007 and 2006, respectively. Interest expense in 2007 consisted primarily of $584,204 for the beneficial conversion with various convertible debt issuances, $250,000 amortization of the value of the shares issued with the $250,000 Secured Convertible Debentures and $111,481 for the value of the warrants issued with the Convertible Debentures. Interest expenses for 2006 consisted primarily of $39,331 and $27,123 of the beneficial conversion feature and the value of the warrants, respectively, of the Convertible Debentures.

Net loss was $1,765,207 and $599,996 for 2007 and 2006, respectively.

Foreign currency translation loss was $28,931 and $0 for 2007 and 2006, respectively. Comprehensive loss was $1,792,633 or an EPS of ($0.06) in 2007, compared to comprehensive loss of $599,996, or an EPS of ($0.02) in 2006.

Liquidity and Capital Resources

At December 31, 2007, we had working capital of $1,611,744 consisting primarily of $1,029,601 in deposits in Colombia for our Rosablanca project, $ 689,545 in cash and cash equivalents, $147,043 in bank CD pledged for letter of credit, $140,000 in deposits on a transaction that did not close for which we received the entire deposit back in March 2008, $64,632 of prepaid expenses, $33,638 of deferred financing costs and $11,541 of accounts receivable, offset by $447,247 of the Unsecured Convertible Debenture, representing $1,100,000 face value less $652,753 of unamortized discount and $53,491 of accounts payable and accrued expenses.

We have raised in excess of $2,500,000 in gross proceeds through various debt and equity financings since January 1, 2007 and have used the majority of the net proceeds for costs related to our Rosablanca project in Colombia, as well as for working capital purposes and professional fees.

Net cash used by operating activities totaled $545,453 for 2007 compared to net cash used by operating activities of $450,732 for 2006. The major components of the net cash used in operating activities in 2007 were the net loss of $1,765,207, offset by $659,511 amortization of beneficial conversion feature issued with various debt financings, $250,000 for the amortization of the value of the shares issued in February 2007 with the Secured Convertible Debenture and $239,799 for the amortization of the deferred compensation relating to the shares issued to two of our officers as part of their employment agreement. The major component of the net cash used in operating activities for 2006 was the net loss of $599,996 offset by $62,500 for the value of shares issued for services provided.

Net cash used in investing activities totaled $1,490,628 and $82,000 for 2007 and 2006, respectively. Net cash used in investing activities in 2007 consisted primarily of $1,029,601 in deposits in the trust account for our Rosablanca project as well as $150,464 for investments made in the Rosablanca project. Net cash used in investing activities for 2006 consisted primarily of the $82,000 deposit made on the Hansford property.

Net cash provided by financing activities totaled $2,754,557 for 2007 and consisted primarily of $1,100,000 from the issuance of Unsecured Convertible Promissory Note due September 30, 2008, $860,250 from the issuance of 925,000 units, consisting of 925,000 shares and 1,387,500 warrants, and $427,500 from the issuance of common stock and the proceeds of the $250,000 Secured Convertible Debenture, which converted in July 31, 2007. Net cash provided by financing activities of $501,687 for 2006 consisted primarily of $349,000 from the issuance of the Convertible Debentures and $100,000 from the sale of LLC interests.

Net operating revenues from our oil production are very sensitive to changes in the price of oil making it very difficult for management to predict whether or not we will be profitable in the future.

We conduct no product research and development. Any expected purchase of significant equipment is directly related to drilling operations and the completion of successful wells. .

We operate our Osage County, Oklahoma properties through independent contractors that operate producing wells for several small oil companies. If we commence drilling operations on our Colombian projects or in the Hansford County, TX property, we anticipate we will utilize additional employees or independent third party drilling contractors and service companies.

We are responsible for any contamination of land we own or lease. However, we carry pollution liability insurance policies, which may limit some potential contamination liabilities as well as claims for reimbursement from third parties.

We currently sell all of our oil production to Sunoco, Inc. However, in the event this customer discontinued oil purchases, we believe we can replace this customer with other customers who would purchase the oil at terms standard in the industry.

Quantitative and Qualitative Disclosures about Market Risk

We have no material exposure to interest rate changes. We are subject to changes in the price of oil, which are out of our control. Since 2005, we have sold oil at various prices ranging from $47.65 to $93.75

Effect of Changes in Prices

Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil produced by us fluctuated significantly during the last year. Changes in the price that we receive for our oil and gas is set by market forces beyond our control as well as governmental intervention. Average price received by us for a BOE were $67.66 and $63.87 in 2007 and 2006, respectively. The volatility and uncertainty in oil and gas prices have made it more difficult for a company like us to increase our oil and gas asset base and become a significant participant in the oil and gas industry. We currently sell all of our oil and gas production to one major oil company - Sunoco, Inc. However, in the event this customer discontinued oil and gas purchases, we believe we can replace this customer with other customers who would purchase the oil and gas at terms standard in the industry.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates our estimates and judgments, including those related to revenue recognition, recovery of oil and gas reserves, financing operations, and contingencies and litigation.

Oil and Gas Properties

We follow the "successful efforts" method of accounting for our oil and gas exploration and development activities, as set forth in the Statement of Financial Accounting Standards (SFAS) No. 19, as amended, issued by the Financial Accounting Standards Board. Under this method, we initially capitalize expenditures for oil and gas property acquisitions until they are either determined to be successful (capable of commercial production) or unsuccessful. The carrying value of all undeveloped oil and gas properties is evaluated periodically and reduced if such carrying value appears to have been impaired. Leasehold costs relating to successful oil and gas properties remain capitalized while leasehold costs which have been proven unsuccessful are charged to operations in the period the leasehold costs are proven unsuccessful. Costs of carrying and retaining unproved properties are expensed as incurred.

The costs of drilling and equipping development wells are capitalized, whether the wells are successful or unsuccessful. The costs of drilling and equipping exploratory wells are capitalized until they are determined to be either successful or unsuccessful. If the wells are successful, the costs of the wells remain capitalized. If, however, the wells are unsuccessful, the capitalized costs of drilling the wells, net of any salvage value, are charged to operations in the period the wells are determined to be unsuccessful.

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of December 31, 2007 and December 31, 2006, all of our oil production operations are conducted in the United States of America. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," we report a liability for any legal retirement obligations on our oil and gas properties. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset's inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.

The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations. Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discount. Because of the subjectivity of assumptions and the relatively long lives of most of the wells, the costs to ultimately retire the Company's wells may vary significantly from prior estimates.

Revenue Recognition

We recognize revenue upon transfer of ownership of the product to the customer which occurs when (i) the product is physically received by the customer, (ii) an invoice is generated which evidences an arrangement between the customer and us, (iii) a fixed sales price has been included in such invoice and (iv) collection from such customer is probable.

Off-Balance Sheet Arrangements

Our Company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

•	an obligation under a guarantee contract,

•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,

•	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or

•
any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

Item 7.  Financial Statements

See Consolidated Financial Statements beginning on page F-1

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A(T). Controls and Procedures

(a) Disclosure Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial offer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial offers, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Controls Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, utilizing a top-down, risk based approach described in SEC Release No. 34-55929 as suitable for smaller public companies.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material affect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes to Internal Control Over Financial Reporting.

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. Other Information

None

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names, ages, and offices held by our directors and executive officers:

Name	Position	Director Since	Age
Kim Bradford	President, Chief Executive Officer, Director	February 2007	55
Greg Franklin	Chief Geologist, Director	May 2005	51
Ran Furman	Chief Financial Officer, Director	February 2007	39

A list of current officers and directors appears above. The directors of the Company are elected annually by the shareholders. The officers serve at the pleasure of the board of directors. The directors do not receive fees or other remuneration for their services, but are reimbursed for their out-of-pocket expenses to attend board meetings. All officers have employment contracts with compensation arrangements if they resign, retire or are terminated or such occurs as a result of a change in control of the Company.

The principal occupation and business experience during at least the last five years for each of the present directors and executive officers of the Company are as follows:

Kim Bradford: Mr. Bradford was elected President and Chief Executive Officer of the Company in January 2007 and elected to our board as Chairman effective February 2007. Mr. Bradford also served as our Chief Financial Officer and Secretary from January 2007 through November 9, 2007. In August 2005, Mr. Bradford co-founded Catalyst Consulting Partners LLC, a California based consulting firm that advises publicly traded companies and their management teams on executive search, shareholder communications, general media consulting, investor relations, website design, and other corporate matters. In 2001, Mr. Bradford co-founded Decision Capital Management, LLC, the successor firm to Decision Capital Management LP, a Registered Investment Advisor firm which he founded in 1999. Prior to founding Decision Capital, Mr. Bradford has been involved in the brokerage business for over 25 years, both as an employee of major Wall Street firms, such as Merrill Lynch and Morgan Stanley, and as a principal in a NASD broker dealer firm specializing exclusively in natural resource based investments, such as oil and gas and precious metals mining. Effective February 2008, Mr. Bradford devotes 100% of his time to Osage. Mr. Bradford is 55 years old.

Greg L. Franklin: Mr. Franklin has been our Chief Geologist since November 9, 2007 and a director of the Company since May 2005. Mr. Franklin previously served as a consultant to the Company in the role of a petroleum geologist since February 2005. Mr. Franklin has 25 years experience in the search, discovery, management and production of Oil and Gas. From March 1999 to February 2005 Mr. Franklin was a staff geologist for Barbour Energy. Mr. Franklin’s previous experience includes positions as Vice President for Gulf Coast Exploration and Development Company and geologist with Conoco. Mr. Franklin Graduated with a Bachelor of Science in Geology from Oklahoma State University 1980. Mr. Franklin is 51 years old.

Ran Furman: Mr. Furman has been our Chief Financial Officer and Secretary since November 9, 2007 and was elected to our board effective February 2007. Mr. Furman has over 15 years of transactional experience in corporate finance, capital markets and investment banking. Mr. Furman has been an independent consultant since January 2005 focusing on advising growth companies on corporate finance transactions and providing interim CFO services. Previously, Mr. Furman served as Chief Financial Officer of Island Pacific, Inc. from July 2003 to January 2005 and Chief Financial Officer of e.Digital Corporation from September 2001 to July 2003. Mr. Furman’s prior experience includes Investment Banker at Jesup & Lamont Securities, a banker with Bank of Montreal and a staff accountant with Deloitte & Touche. Mr. Furman has an MBA from Columbia Business School and a BA in accounting from the University of Washington. Mr. Furman also serves as Chief Financial Officer and Director of Bonanza Oil & Gas, Inc. Mr. Furman devotes approximately 70% of his time to Osage. Mr. Furman is 39 years old.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2007, the officers and directors filed all of their respective Section 16(a) reports on a timely basis.

Audit Committee

We do not have an Audit Committee, as our board of directors during 2007 performed the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee at this time, however, our Board of Directors intend to continually evaluate the need for a Nominating Committee.

Code of Conduct

We have adopted a written code of conduct that governs all of our officers, directors, employees and contractors. The code of conduct relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

(3)	Compliance with applicable governmental laws, rules and regulations;

(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

(5)	Accountability for adherence to the code.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control persons of our company has been involved during the last five years in any of the following events that are material to an evaluation of his ability or integrity:

•	Bankruptcy petitions filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

•
Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring or suspending or otherwise limiting his involvement in any type of business, securities or banking activities, or

•
Being found by a court of competition jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. Until a formal committee is established, if at all, our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

Item 10. Executive Compensation

During the last three fiscal years, the following executive officers of our company have received total annual salary and bonus exceeding $100,000:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary		Bonus	Stock Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation (1)	Total
Kim Bradford President & CEO	2007		$16,615	$150,000						$166,615
Charles F. Volk, Jr President & CEO	2007 2006 2005	$ $ $	0 126,142 49,200	0	0	0	0	0	$ $ $	0 126,142 49,200
Greg Franklin Chief Geologist	2007		$13,846		$2,300,000	0	0	$54,000		$2,367,846
Ran Furman CFO	2007		$11,769	0	$690,000	0	0	$62,500		$764,269

(1)	Represents amounts earned by Mr. Franklin and Mr. Furman as consultants to the Company prior to becoming employees.

On November 9, 2007, the Company entered into employment agreements with our three officers: Kim Bradford to serve as President and Chief Executive Office, Greg Franklin to serve as Chief Geologist and Ran Furman to serve as Chief Financial Officer of the Company. All of the agreements are for two years ending November 30, 2009 (“Employment Period”) and all allow the officers to be eligible for an annual bonus as determined by the Board of Directors. In the event that any officer’s employment is terminated for a Change of Control, then he shall be eligible to receive, in one lump payment, the greater of (i) annual base salary in effect immediately prior to the Change of Control and (ii) the remaining base salary in effect immediately prior to the Change of control owed to the officer until the end of the Employment Period.

Mr. Bradford’s employment agreement includes an annual base salary of $144,000 and a signing bonus of $150,000. Mr. Franklin’s employment includes an annual base salary of $120,000 and a signing bonus of 2,000,000 shares of the Company’s Stock, which shall vest as to 100% on January 1, 2009. Mr. Furman’s employment agreement includes an annual base salary of $102,000 and a signing bonus of 600,000 shares of the Company’s Stock, which shall vest as to 100% of January 1, 2009.

We do not have any other contractual arrangements with our executive officers, promoters or directors, nor do we have any compensatory arrangements with our executive officers, promoters or directors other than as described below.

Charles Volk, Jr. resigned as President and Chief Executive Officer of the Company on January 23, 2007. Mr. Volk, Jr. is considered a promoter of the Company and has received a total of 4,301,501 shares from the Company. Of these shares, Mr. Volk, Jr. received 3,942,501 shares of stock in conjunction with the acquisition of Osage Energy Company, LLC.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Greg Franklin		—	—			2,000,000	$2,260,000,	2,000,000-	—
Ran Furman		—	—			600,000	$678,000,	2,000,000-	—

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information as of March 17, 2008 with respect to each beneficial owner of more than five percent of the Company’s Common Stock:

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percent of Class
Kim Bradford [1] 888 Prospect St, Suite 210 La Jolla, CA 92037	6,055,000	16.8%

Charles F. Volk, Jr. [2] 29 Lupine Ave. #C San Francisco, CA 94118	3,961,501	11.0%

Paul DiFrancesco [3] 888 Prospect St., Suite 210 La Jolla, CA 92037	3,140,000	8.7%

Greg L. Franklin [2] 13400 Thomson Road Edmond, OK 73013	3,000,000	8.3%

Vision Opportunity Master Fund, Ltd. [4] c/o BISYS Hedge Fund Services P.O. Box 1748 27 Hospital Road, 5th Floor Grand Cayman KY1-1109 Cayman Islands	2,650,000	7.4%

Babcock Trust [5] Attn: Kevin Keen 235 Montgomery Street, #930 San Francisco, CA 94101	1,900,000	5.3%

The percentage ownership is based on 35,959,775 shares outstanding at March 17, 2008

[1] Kim Bradford was elected CEO and President of the Company on January 23, 2007 and then elected to be Chairman effective February 7, 2007. Mr. Bradford also served as Chief Financial Officer and Secretary of the Company from January 23, 2007 through November 9, 2007.

[2] Charles Volk resigned as CEO and President of the Company on January 23, 2007 and then resigned from the board effective February 7, 2007.

[3] Paul DiFrancesco was a partner of Kim Bradford in Catalyst Consulting Partners, LLC and Decision Capital Management, LLC.

[4] Information is derived from Schedule 13G/A filed by Vision Capital Advisors, LLC (the “Investment Manager”), who serve as investment manager to Vision Opportunity Master Fund, Ltd. (the “Master Fund”), the record owner of the securities. Adam Benowitz is the managing member of the Investment Manager and the Master Fund’s portfolio manager and disclaims beneficial ownership except to the extent of its pecuniary interest therein.

The following table shows information as of March 17, 2008 with respect to each of the beneficial owners of the Company’s Common Stock by its executive officers, directors and nominee individually and as a group:

Name and Address	Position	Common Stock Beneficially Owned	Percent of Shares	Term of Office
Kim Bradford [1] 888 Prospect St, Suite 210 La Jolla, CA 92037	President, CEO and Chairman	6,055,000	16.8%	November 2009

Greg L. Franklin [2] 13400 Thomson Road Edmond, OK 73013	Chief Geologist and Director	3,000,000	8.3%	November 2009

Ran Furman [3] 888 Prospect St., Suite 210 La Jolla, CA 92037	Chief Financial Officer and Director	975,000	2.7%	November 2009

Officers and directors as a group (3 persons)		10,030,000	27.9%

The percentage ownership is based on 35,959,775 shares outstanding at March 17, 2008.

[1] Kim Bradford was elected CEO and President of the Company on January 23, 2007 and then elected to be Chairman effective February 7, 2007. Mr. Bradford also served as Chief Financial Officer of the Company and Secretary from January 23, 2007 through November 9, 2007 at which time, Mr. Furman became our Chief Financial Officer and Secretary.

[2] Greg Franklin was elected to the board effective May 5, 2005 and became our Chief Geologist on November 9, 2007

[3] Ran Furman was elected to the board effective February 7, 2007 and became Chief Financial Officer November 9, 2007.

There are no family relationships among the directors and executive officers.

Changes in Control

On December 28, 2006, a change of control occurred when Kim Bradford, our CEO, President and Chairman, along with Ran Furman, our Chief Financial Officer and a director and Paul DiFrancesco, a former partner of Kim Bradford in Catalyst Consulting Partners, LLC and Decision Capital Management, LLC and other investors entered into a transaction with the Company whereby for a $470,875 promissory note, the Company issued a total of 18,835,000 shares of Common Stock, or approximately 64% of the total shares outstanding. The shares were valued based on the approximate asset value per share prior to the transaction. Of the $470,875 promissory notes issued by the investor to the Company, Mr. Bradford, Mr. DiFrancesco and Mr. Furman issued a note in the amount of $151,375, $78,500 and $9,375, respectively, for the purchase of 6,055,000, 3,140,000 and 375,000 shares respectively. In December 2007, Mr. Bradford and Mr. Furman paid in full their notes plus accrued interest. In conjunction with this change of control, two of our three directors, Charles Volk and Charles Lamberson, resigned, and Kim Bradford and Ran Furman were elected as directors.

Item 12. Certain Relationships and Related Transactions

During the past two years, Osage Exploration and Development, Inc. as well as Osage Energy Company LLC have utilized the services of Greg Franklin, one of our directors, for various geological and administrative services. The Company paid $37,650 and $76,150 in 2005 and 2006, respectively for these services. The Company believes that it has paid market rates for these services. On January 1, 2007, the Company entered into a 12 month geological consulting agreement with Mr. Franklin for various geological and operational advisory services at a cost of $6,000 per month, which as of August 1, 2007, was increased to $8,000 per month, which the Company believes is equivalent to those it may receive from an unaffiliated third party. Effective November 9, 2007, Mr. Franklin became our Chief Geologist pursuant to an employment agreement as more fully described above in item 10.

On February 1, 2007, the Company entered into a four-month financial consulting agreement, automatically renewable for another four months, with Ran Furman, one of our directors, for various financial and accounting advisory services at a cost of $6,250 per month, which the Company believes is equivalent to those it may receive from an unaffiliated third party. Effective November 9, 2007, Mr. Furman became our Chief Financial Officer pursuant to an employment agreement as more fully described above it item 10.

On February 1, 2007, the Company entered into a month-to-month lease on its corporate headquarters with Catalyst Consulting Partners, LLC, a company owned in part by Kim Bradford, our President, CEO and Chairman, at a cost of $500 per month, which the Company believes to be at market rate. Mr. DiFrancesco, a principal shareholder, was a partner in Catalyst Consulting Partners, LLC. Effective February, 2008, we have terminated this lease.

On December 28, 2006, a change of control occurred when Kim Bradford, our CEO, President and Chairman, along with Ran Furman, our Chief Financial Officer and one of our directors, Paul DiFrancesco, a partner of Kim Bradford in Catalyst Consulting Partners, LLC and Decision Capital Management, LP and other investors entered into a transaction with the Company whereby for a $470,875 promissory note, the Company issued a total of 18,835,000 shares of Common Stock, or approximately 64% of the total shares outstanding. Of the $470,875 promissory notes issued by the investors to the Company, Mr. Bradford, Mr. DiFrancesco and Mr. Furman issued notes in the amount of $151,375, $78,500 and $9,375, respectively, for the purchase of 6,055,000, 3,140,000 and 375,000 shares respectively. The promissory notes carry an 8% interest rate, with interest and principal due at maturity, December 2009 and are secured by a pledge of shares issued. The shares were valued based on the approximate asset value per share prior to the transaction. In December 2007, Mr. Bradford and Mr. Furman paid in full their notes plus accrued interest. In conjunction with this change of control, two of our three directors, Charles Volk and Charles Lamberson, resigned, and Kim Bradford and Ran Furman joined Greg Franklin as directors.

Beginning January 1, 2008, Laura Bradford, a daughter of Kim Bradford, our CEO and President, serves as the Company’s administrative assistant at a salary of $36,000 per year, which we believe to be market rate. During the year ended December 31, 2007, Laura Bradford worked part time as an independent contractor in her position and received total compensation of $2,165.

Outside of the above transactions, there have been no transactions during the last two years, or proposed transactions, to which we were or are to be a party in which any of the following persons had or is to have a direct or indirect material interest:

•	any officer or director;

•	any nominee for election as a director;

•	any beneficial owner of more than five percent of our voting securities;

•	any member of the immediate family of any of the above persons.

Our Board of Directors is made up of Kim Bradford, our President, Chief Executive Officer and Chief Financial Officer, Greg Franklin, our Chief Geologist and Ran Furman, our Chief Financial Officer. Our common stock trades on the Over-the-Counter Bulletin Board. Because we are traded on the Over-the-Counter Bulletin Board, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an "independent" director in accordance with applicable independence standards required of issuers listed on the NASDAQ Capital Market. NASDAQ Marketplace Rule 4200(a)(15) defines an "Independent director" as a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. At this time, the Board has determined that none of its employee directors are independent under the above definition.

Item 13. Exhibits

Exhibit No.	Description
2.1	Plan of Reorganization and Agreement of Merger, dated June 18, 2007 (1)

3.1	Articles of Incorporation of Osage Exploration and Development, Inc. (1)

3.2	Bylaws of Osage Exploration and Development, Inc. (1)

10.1	Agreement for Acquisition of Oil and Gas Leaseholds between Conquest Exploration Company, LLC, David Farmer, Charles Volk, Jr. and Osage Energy Company, LLC dated November 10, 2004. (1)

10.2	Assignment and Bill of Sale between Conquest Exploration Company, LLC and Osage Energy Company, LLC dated January 24, 2005. (1)

10.3	$250,000 Note and Security Agreement with Vision Opportunity Master Fund, Ltd. dated February 13, 2007. (1)

10.4	$1,100,000 Unsecured Convertible Promissory Note with Marie Baier Foundation dated July 16, 2007. (2)

10.5	Form of Warrant issued to Marie Baier Foundation in connection with the $1,100,000 Unsecured Convertible Promissory Note. (2)

10.6	Rosa Blanca Carried Interest Agreement dated June 21, 2007. (3)

10.7	2007 Equity Based Compensation Plan (4)

10.8	Purchase and Sale Agreement for the purchase of the Hansford Property (4)

10.8.1	Extension Agreement with Pearl Resources, Corp. for the Hansford Property (5)

10.8.2	Letter from Charles Volk regarding Ownership of the Hansford Property (6)

10.9	Consulting Agreement dated January 1, 2007 with Greg Franklin (4)

10.10	Consulting Agreement dated February 1, 2007 with Ran Furman (4)

10.11	Form of Stock Subscription Receivable dated December 28, 2006 (4)

10.11.1	Form of Amendment #1 to Stock Subscription Receivable dated August 1, 2007 (4)

10.12	Oil and Gas Mining Lease with the Osage Nation dated July 21, 1999 (4)

10.13	Office lease agreement with Catalyst Consulting Partners, LLC (4)

10.14	Employment Agreement with Kim Bradford, President and CEO (7)

10.15	Employment Agreement with Greg Franklin, Chief Geologist (7)

10.15.1	Restricted Stock Agreement with Greg Franklin, Chief Geologist (7)

10.16	Employment Agreement with Ran Furman, Chief Financial Officer (7)

10.16.1	Restricted Stock Agreement with Ran Furman, Chief Financial Officer (7)

10.17	Office Lease, dated February 1, 2008, by and between Osage Exploration & Development, Inc. and Fifth & Laurel Associates, LLC. (8)

21.1	List of Subsidiaries (4)

31.1	Certification of Chief Executive pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

(1)	Incorporated by reference to Osage’s Form 10-SB filed July 6, 2007

(2)	Incorporated by reference to Osage’s Form 8-k filed July 17, 2007

(3)	Incorporated by reference to Osage’s Form 8-k filed August 13, 2007

(4)	Incorporated by reference to Osage’s Form 10-SB Amendment No. 1 filed August 27, 2007

(5)	Incorporated by reference to Osage’s Form 10-SB Amendment No. 2 filed October 15, 2007

(6)	Incorporated by reference to Osage’s Form 10-SB Amendment No. 3 filed November 19, 2007

(7)	Incorporated by reference to Osage’s Form 10-SB Amendment No. 5 filed December 28, 2007

(8)	Incorporated by reference to Osage’s Form 8-k filed March 4, 2008

Item 14. Principal Accountant Fees and Services

Selection of our Independent Registered Public Accounting Firm is made by the Board of Directors. GPKM LLP has been selected as our Independent Registered Public Accounting Firm for the current fiscal year. All audit and non-audit services provided by GPKM LLP are pre-approved by the Board of Directors which gives due consideration to the potential impact of non-audit services on auditor independence.

In accordance with Independent Standard Board Standards No. 1 (Independence Discussion with Audit Committees), we received a letter and verbal communication from GPKM LLP that it knows of no state of facts which would impair its status as our independent public accountants. The Board of Directors has considered whether the non-audit services provided by GPKM LLP are compatible with maintaining its independence and has determined that the nature and substance of the limited non-audit services have not impaired GPKM LLP s status as our Independent Registered Public Accounting Firm.

AUDIT FEES

The aggregate fees billed and anticipated by our auditor for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during fiscal years ended December 31, 2006 and December 31, 2007 were approximately $61,000 and $62,500, respectively.

TAX FEES

Our auditors did not bill us for any tax services during fiscal years 2007 and 2006.

ALL OTHER FEES

Our auditors did not bill us for any other services during fiscal years 2007 and 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSAGE EXPLORATION & DEVELOPMENT, INC.

BY: /S/ KIM BRADFORD
Kim Bradford President and C.E.O.

Dated: March 31, 2008

BY: /S/ RAN FURMAN
Ran Furman Chief Financial Officer

Dated: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KIM BRADFORD Kim Bradford	President, C.E.O. and Chairman (Principal Executive Officer)	March 31, 2008

/s/ RAN FURMAN Ran Furman	Principal Financial Officer and Accounting Officer and Director	March 31, 2008

/s/ GREG FRANKLIN Greg Franklin	Chief Geologist and Director	March 31, 2008

OSAGE EXPLORATION AND DEVELOPMENT, INC.
INDEX TO FINANCIAL STATEMENTS

Set forth below are the following consolidated financial statements for our company for the years ended December 31, 2007 and 2006:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Osage Exploration and Development, Inc. and Subsidiary
La Jolla, CA

We have audited the accompanying consolidated balance sheets of Osage Exploration and Development, Inc. and Subsidiary (Company), as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Osage Exploration and Development, Inc. and Subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $2,413,373 as of December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOLDMAN PARKS KURLAND MOHIDIN, LLP
Encino, California
March 14, 2008

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and December 31, 2006

	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$689,545	$-
Prepaid Expenses	64,632	-
Colombian Deposits (Note 5)	1,029,601	-
Bank CD pledged for Letter of Credit (Note 7)	147,043	-
Deposits (Note 6)	140,000
Accounts Receivable	11,541	14,399
Deferred Financing Costs	33,638	-
Total Current Assets	2,116,000	14,399

Property and Equipment, at cost (Note 4):
Oil and gas properties and equipment	253,641	103,177
Capitalized asset retirement costs	13,675	13,675
Other property & equipment	23,520	-
Less: accumulated depletion, depreciation	290,836	116,852
and amortization	(10,761)	(2,795)
	280,075	114,057

Bank CD pledged for Bond	30,000	30,000
Deposits (Note 6)	82,000	82,000

Total Assets	$2,508,075	$240,456

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$53,491	$22,534
Bank overdraft		4,138
Accrued expenses		20,307
Current Maturity of Promissory Note (Note 11)	3,518	-
Convertible Debt, net of $652,753 and $185,976 of
unamortized discount (Note 8 and 10)	447,247	67,836
Total Current Liabilities	504,256	114,815

Promissory Note, net of Current Maturity (Note 11)	7,289
Liability for Asset Retirement Obligations (Note 14)	16,547	15,043

Commitments and Contingencies (Note 12)

Stockholders' Equity:
Common stock, $0.0001 par value, 190,000,000 shares
authorized; 35,959,775 and 29,484,858 shares	3,595	2,948
issued and outstanding as of December 31, 2007
and December 31, 2006, respectively.

Additional-Paid-in-Capital	7,478,768	1,226,691
Deferred Compensation	(2,750,201)
Stock Purchase Notes Receivable	(309,875)	(470,875)
Accumulated Deficit	(2,413,373)	(648,166)
Accumulated Other Comprehensive Loss -
Currency Translation Loss	(28,931)	-
	1,979,983	110,598

Total Liabilities and Stockholders' Equity	$2,508,075	$240,456

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006

	2007	2006
Operating Revenues
Oil & Gas Sales	$288,255	$100,977
Total Operating Revenues	288,255	100,977

Operating Costs and Expenses
Operating Expenses	95,893	85,260
Depreciation, Depletion and Accretion	7,966	1,664
Non Cash Compensation Expense	239,799
General and Administrative	748,860	531,209
Total Operating Costs and Expenses	1,092,518	618,133

Operating (Loss)	(804,263)	(517,156)

Other Income (Expenses):
Interest Income	89,684	1,714
Interest Expense	(1,050,628)	(88,129)
Other		3,575
(Loss) before Income Taxes	(1,765,207)	(599,996)

Provision for Income Taxes	-	-

Net (Loss)	(1,765,207)	(599,996)

Other Comprehensive Income, net of tax:
Foreign Currency Translation Adjustment	(28,931)
Other Comprehensive Income	(28,931)	-

Comprehensive (Loss)	$(1,794,138)	$(599,996)

Basic and Diluted Loss per Share	$(0.06)	$(0.02)

Weighted average number of common share
and common share equivalents used to
compute basic and dilluted Loss per Share	32,002,893	29,273,124

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2007 AND 2006

							Accumulated
	Common		Additional	Stock			Other
	Stock		Paid-In	Purchase	Accumulated	Deferred	Comprehensive	Total
	Shares	Amount	Capital	Not Receivable	Deficit	Compensation	Loss	Equity
Balance at December 31, 2005	28,835,000	$2,883	$663,951	$(470,875)	$(48,170)		$-	$147,789

Acquire Osage Energy LLC	602,858	60	(60)					-
Equity contributions			22,687					22,687
Sale of LLC interests			100,000					100,000
Issue Shares in Unit Offering	22,000	2	29,998					30,000
Warrants issued with Convertible Debt			138,604					138,604
Beneficial Conversion of Convertible Debt			209,014					209,014
Shares issued for services	25,000	3	62,498					62,500
Net (Loss) for the year					(599,996)			(599,996)
Balance at December 31, 2006	29,484,858	2,948	1,226,691	(470,875)	(648,166)	-	-	110,598

Shares issued for Convertible Debenture	362,417	36	382,664					382,700
Shares issued with Secured Convertible Debt	300,000	30	249,970					250,000
Payment on Stock Purchase Notes Receivable				161,000				161,000
Issue of Shares	1,187,500	119	427,381					427,500
Issue of Shares in Unit Offering	925,000	93	860,158					860,250
Beneficial Conversion of Unsecured Convertible Promissory Note			1,067,274					1,067,274
Issue of Shares for Note and accrued interest conversion	1,100,000	110	274,890					275,000
Foreign Exchange Translation Adjustment							(28,931)	(28,931)
Issue of Shares - Compensation Expense	2,600,000	260	2,989,740					2,990,000
Deferred Compensation						(2,750,201)		(2,750,201)
Net (Loss) for the year					(1,765,207)			(1,765,207)
Balance at December 31, 2007	35,959,775	$3,595	$7,478,768	$(309,875)	$(2,413,373)	$(2,750,201)	$(28,931)	$1,979,983

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from Operating Activities:
Net (Loss)	$(1,765,207)	$(599,996)
Adjustments to reconcile net (loss) to net cash
used by operating activites:
Beneficial Conversion of Convertible Debenture	659,511	39,331
Amortization of Deferred Compensation	239,799
Increase/(Decrease) in Accrued Interest	(20,307)	20,307
Amortization of shares issued with Secured Convertible Debentures	250,000
Amortization of Warrants issued with Convertible Debenture	111,481	27,123
Accretion of Asset Retirment Obligation	1,504	1,368
Amortization of Deferred Financing Costs	(33,638)
Issuance of shares for Accrued Interest	58,700
Issuance of shares for services provided		62,500
Provision for depletion, depreciation
amortization and valuation allowance	7,966	1,664
Changes in operating assets and liabitlies:
(Increase) in accounts receivable	2,858	(7,118)
(Increase) in prepaid expenses	(64,632)
Increase/(Decrease) in bank overdraft	(4,138)	4,138
Increase/(decrease) in accounts payable and accrued expenses	10,650	(49)
Net cash used by operating activities	(545,453)	(450,732)

Cash flows from Investing Activities:
Deposits made on Oil & Gas Properties	(140,000)	(82,000)
Bank CD pledged for Letter of Credit	(144,000)
Interest earned on Bank CD pledged for Letter of Credit	(3,043)
Investment in Colombian Deposits	(1,029,601)
Investments made on Colombian Oil & Gas Properties	(150,464)
Capital expenditures	(23,520)
Net cash used in investing activities	(1,490,628)	(82,000)

Cash flows from Financing Activities:
Payments made on behalf of Company		22,687
Proceeds from sale of LLC interests		100,000
Proceeds from issuance of Unsecured Convertible Debenture	1,100,000
Payment of Debt Offering Costs	(55,000)
Proceeds from issuance of Secured Convertible Debenture	250,000
Proceeds from payment on Stock Purchase Notes Receivable	161,000
Proceeds from issuance of Stock and Warrant Units	860,250	30,000
Proceeds from issuance of Common Stock	427,500
Proceeds from issuance of Convertible Debenture		349,000
Proceeds from issuance of Promissory Note	13,046
Payments on Promissory Notes	(2,239)
Net cash provided by financing activities	2,754,557	501,687

Effect of exchange rate on cash and cash equivalents	(28,931)

Net increase (decrease) in cash and cash equivalents	689,545	(31,045)

Cash and Cash equivalents beginning of the year	-	31,045

Cash and Cash equivalents at end of year	$689,545	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payments for Interest	$43,684	0
Cash Payment for Taxes	0	0

Non-Cash Transactions:
Shares issued for Stock Purchase Note Receivable		$470,875
Shares issued with Secured Convertible Debenture	250,000
Purchase of truck for Promissory Note	13,046
Shares issued upon conversion of Secured Convertible Debenture
and accrued interest	275,000

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2007 and 2006

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BUSINESS COMBINATION

Osage Exploration and Development, Inc. ("Osage" or "the Company") is an independent energy company engaged primarily in the acquisition, development, production and the sale of oil, gas and natural gas liquids. The Company's production activities are located in the United States of America. The principal executive offices of the Company are located at 2445 Fifth Avenue, Suite 310, San Diego, CA 92101. Osage was organized September 9, 2004 as Osage Energy Company, LLC, (“Osage LLC”) an Oklahoma limited liability company. On April 24, 2006 we merged with a non-reporting, Nevada corporation trading on the pink sheets, Kachina Gold Corporation, which was the entity that survived the merger, through the issuance of 10,000,000 shares of our Common Stock. The merger has been accounted for as a recapitalization of Osage LLC rather than a business combination. Accordingly, no pro forma disclosure is made. The historical financial statements are those of Osage LLC.

The Nevada shell corporation had been incorporated under the laws of Canada on February 24, 2003 as First Mediterranean Gold Resources, Inc. The domicile of the Company was changed to the State of Nevada on May 11, 2004. On May 24, 2004, the name of the Company was changed to Advantage Opportunity Corp. On March 4, 2005, the Company changed its name to Kachina Gold Corporation (“KGC”). On April 24, 2006 Kachina Gold Corporation merged with Osage Energy Company, LLC, and on May 15, 2006 changed its name to Osage Energy Corporation. On July 2, 2007, the Company changed its name to Osage Exploration and Development, Inc. and changed its domicile to the State of Delaware. On February 27, 2008, the Company’s common stock began trading on the Over-the-Counter Bulletin Board under the symbol “OEDV.OB.”

The Company has incurred significant losses and had negative cash flow from operations in each of the last two years and has an accumulated deficit of $2,413,373 at December 31, 2007 and $648,166 at December 31, 2006. Substantial portions of the losses are attributable to legal and professional fees as well as interest expense. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management of our Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing ; (b) increasing our current production; and (c) controlling overhead and expenses.

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

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Osage and its wholly owned subsidiary, Osage Energy Company, LLC. Accordingly, all references herein to Osage or the Company include the consolidated results. All significant inter-company accounts and transactions were eliminated in consolidation.

RISK FACTORS RELATED TO CONCENTRATION OF SALES AND PRODUCTS

The Company's future financial condition and results of operations will depend upon prices received for its oil and natural gas and the costs of finding, acquiring, developing and producing reserves. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond the Company's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer product demand and the price and availability of alternative fuels.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management used significant estimates in determining the carrying value of its oil and gas producing assets and the associated depreciation and depletion expense related to sales' volumes. The significant estimates included the use of proved oil and gas reserve volumes and the related present value of estimated future net revenues there-from (See Note 21: Supplemental Information About Oil and Gas Producing Activities).

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of short-term, highly liquid investments readily convertible into cash with an original maturity of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its financial assets and liabilities in accordance with US GAAP. For certain of the Company's financial instruments, including accounts receivable (trade and related party), notes receivable and accounts payable (trade and related party), and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for notes payable also approximate fair value because interest rates and terms offered to the Company are at current market rates.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are: cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes are credit-worthy financial institutions. However, the Company’s cash balances have exceeded the FDIC insured levels at various times during 2006 and 2007. The Company did not have any cash balances in excess of federally insured limits as of December 31, 2006. At December 31, 2007, the Company had $580,539 in cash in excess of federally insured limits. The Company maintains cash accounts only at large, high quality financial institutions and believes the credit risk associated with cash held in back exceeding the FDIC insured levels is remote.

The Company currently sells all of its oil production to one customer, Sunoco, Inc. However, the Company believes it can sell all its production to many different purchasers, most of whom pay similar prices that vary with the international spot market prices. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company had no allowance as of December 31, 2007 and December 31, 2006. The analysis was based on its evaluation of specific customers' balances and the collectibility thereof.

OIL AND GAS PROPERTIES

Osage is an exploration and production oil and natural gas company with proved reserves and existing production. In 2005 we purchased 100% of the working interest in certain producing oil and natural gas leases located in Osage County, Oklahoma, referred to herein as the Osage Property, which property consists of twenty three wells, ten of which are producing, on 480 acres. We operate this property and in 2006, begun a secondary recovery program to increase current production.

In January of 2006, we placed a deposit totaling $82,000 on approximately 85% of the working interest of a natural gas property consisting of 640 acres located in Hansford County, Texas owned by Pearl Resources Corp. We have until June 30, 2008 to fulfill our obligations to the seller, consisting of acquiring two contiguous leases for a total of $128,000, placing $445,180 in escrow for drilling and completing the first well and actual commencement of drilling. If we are unable to fulfill our obligations, the seller has the right to refund 90% of all payments received and void the agreement.

The Company follows the "successful efforts" method of accounting its oil and gas exploration and development activities, as set forth in the Statement of Financial Accounting Standards (“SFAS”) No. 19, as amended, issued by the Financial Accounting Standards Board. Under this method, the Company initially capitalizes expenditures for oil and gas property acquisitions until they are either determined to be successful (capable of commercial production) or unsuccessful. The carrying value of all undeveloped oil and gas properties is evaluated periodically and reduced if such carrying value appears to have been impaired. Leasehold costs relating to successful oil and gas properties remain capitalized while leasehold costs which have been proved unsuccessful are charged to operations in the period the leasehold costs are proved unsuccessful. Costs of carrying and retaining unproved properties are expensed as incurred.

The costs of drilling and equipping development wells are capitalized, whether the wells are successful or unsuccessful. The costs of drilling and equipping exploratory wells are capitalized until they are determined to be either successful or unsuccessful. If the wells are successful, the costs of the wells remain capitalized. If, however, the wells are unsuccessful, the capitalized costs of drilling the wells, net of any salvage value, are charged to operations in the period the wells are determined to be unsuccessful.

The provision for depreciation and depletion of oil and gas properties is computed by the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of December 31, 2007, the Company's oil production operations are conducted in the United States of America and in the country of Colombia. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined. Management believes no such impairment exists at December 31, 2007 and December 31, 2006.

In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations", the Company reports a liability for any legal retirement obligations on its oil and gas properties. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset's inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.

The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations. Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discount. Because of the subjectivity of assumptions and the relatively long lives of most of the wells, the costs to ultimately retire the Company's wells may vary significantly from prior estimates.

OTHER PROPERTY AND EQUIPMENT

Non-oil and gas producing properties and equipment are stated at cost; major renewals and improvements are charged to the property and equipment accounts; while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed currently. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to operations.

Depreciation for non-oil and gas properties is recorded on the straight-line method at rates based on estimated useful lives ranging from three to fifteen years of the assets.

IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2007 and December 31, 2006, there were no significant impairments of its long-lived assets.

REVENUE RECOGNITION

The Company recognizes revenue upon transfer of ownership of the product to the customer which occurs when (i) the product is physically received by the customer, (ii) an invoice is generated which evidences an arrangement between the customer and the Company, (iii) a fixed sales price has been included in such invoice, and (iv) collection from such customer is probable.

STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.”  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.  For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model. For shares issued for services or property, the value is based on the market value for the stock on the date of grant.

In 2007, we issued 2,600,000 shares of restricted stock to two of our employees. The shares were valued at the stock price at the time of issuance of $1.15 or a total value of $2,900,000. As the shares vest on January 1, 2009, we have recorded compensation expense of $239,799 in 2007 and have unrecognized deferred compensation of $2,750,201, which we anticipate will be expensed as following: $2,747,738 in 20008 and $7,494 in 2009.

No stock options or stock-based awards were issued in 2006 and thus no compensation expense arising from stock options or stock-based awards was recognized in 2006.

INCOME TAXES

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, "Accounting for Income Taxes". As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The Company has recorded a 100% valuation allowance as of December 31, 2007 and December 31, 2006.

Accounting for Uncertainty in Income Taxes

FASB Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. The Company adopted Interpretation 48 in 2007 which did not have a material impact on the Company’s consolidated financial statements.

EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the numerator is increased by the amount of interest expense attributable to the Convertible Debentures and the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to the net loss reported by the Company, the effect of including shares attributable to the conversion of the Convertible Debentures and stock warrants would have been antidilutive. The issuance of these shares has been treated as a recapitalization of the Company. Accordingly, all per share data has been retroactively restated.

NEW ACCOUNTING PRONOUNCEMENTS

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

Recent Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no effect on the Company‘s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements“. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company‘s future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

2. ACQUISITION:

In 2005 we purchased 100% of the working interest in certain producing oil and natural gas leases located in Osage County, Oklahoma, referred to herein as the Osage Property, which property consists of ten wells on 480 acres for a total consideration of $103,177. We operate this property and in 2006, begun a secondary recovery program to increase current production.

3. GEOGRAPHICAL INFORMATION

The following table sets forth revenues for the periods reported and assets by geographic location:

	United States	Colombia	Consolidated
December 31, 2007:
Revenues	$288,255	$0	$253,641
Long Lived Assets	126,697	150,464	$277,161

December 31, 2006:
Revenues	$100,977	$0	$100,977
Long Lived Assets	103,177	0	103,177

4. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of December 31, 2007 and December 31, 2006:

	December 31, 2007	December 31, 2006
Properties subject to amortization	$103,177	$103,177
Properties not subject to amortization	150,464	0
Capitalized asset retirement costs	13,675	13,675

Accumulated depreciation and depletion	(6,119)	(2,795)

Oil and gas properties, net	$261,197	$114,057

Depreciation and depletion expense for oil & gas properties totaled $3,324 and $1,664 for 2007 and 2006, respectively.

5. COLOMBIAN DEPOSITS

In June 2007, we entered into an agreement (the “Agreement”) with Gold Oil, Plc (“Gold”) and Empesa Petrolera de Servicios y Asesorias, S.A. (“Empesa), whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the Agencia Nacional de Hidrocarburos (“ANH”) to Gold in June 2007. In August 2007, we (i) paid $1,200,000 to Gold representing the funds that Gold had previously issued to a trust established by the ANH to use for drilling the first well for the Rosablanaca concession and (ii) issued a letter of credit in the amount of $144,000 for the benefit of Gold’s bank in Colombia representing the guarantee required by the ANH. We anticipate that the total cost of drilling the first well to be approximately $2,500,000 to $3,000,000, of which $1,200,000 has already been deposited in trust with the ANH to be used for the first well. The balance in the trust deposit account as of December 31, 2007 is $1,029,601.

6. DEPOSITS

In January 2006 we placed a deposit totaling $82,000 on approximately 85% of the working interest of a natural gas property consisting of 640 acres located in Hansford County, Texas. The agreement was amended in March 2007 stipulating that unless we acquired a contiguous lease by June 1, 2007 at a cost of $48,000, a second contiguous lease by August 1, 2007 for $80,000 and place $445,180 in escrow for drilling and completing the first well with actual commencement of drilling prior to September 15, 2007, the seller shall have the right to refund 90% of the initial purchase price and void the agreement. In September 2007, the seller provided us with an extension until June 30, 2008 to fulfill all of our obligations under the agreement. Until we raise additional capital, we do not anticipate further investments in this project and as such, the agreement may be voided by the seller at any time after June 30, 2008.

In November 2007, we entered into an agreement to purchase out of bankruptcy a working interest in an oil & gas leasehold and producing wellbore in Louisiana for a purchase price of $1,400,000. Upon the signing of the agreement, we placed a deposit totaling 10% of the total purchase price, or $140,000. The bankruptcy court has decided that it is not pursuing the sale at this moment and we received our entire deposit of $140,000 back on March 1, 2008. We have no further obligations for this property.

7. BANK CD PLEDGED FOR LETTER OF CREDIT

In August 2007, we placed $144,000 as a certificate of deposit with a bank as collateral for the $144,000 letter of credit required by the ANH as more fully described in footnote 4 above. If we do not complete drilling and testing of the first well in the Rosablanca concession by July 3, 2008, and we do not receive extensions from the ANH, we may lose our entire interest in the concession and the $144,000 letter of credit we previously issued. The balance, including accrued interest, in the Bank CD as of December 31, 2007 is $147,043.

8. CONVERTIBLE DEBENTURES

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

Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, “Application of Issue No. 98-5 in Certain Convertible Instruments,” based on relative fair values of the warrant and the debt, the proceeds from the debt were allocated to the warrant and the debt on a relative fair value basis. We recorded $209,014 upon the issuance of the Convertible Debentures attributable to the beneficial conversion feature as additional paid in capital. The discount was amortized using the effective interest rate method over the term of the indebtedness. The warrants are exercisable for a period of three years with an exercise price of $2.40, for $299,000 of the Convertible Debentures, and $1.50 as to $50,000 of the Convertible Debenture. Using the Black Scholes pricing model, with volatility of 80.0%, risk-free rate of 4.61% to 5.15% and a 0% dividend yield, the warrants were determined to have a fair value of $138,604 and were recorded as additional paid in capital.

9. SECURED CONVERTIBLE DEBENTURE

On February 16, 2007, we issued a $250,000 Secured Convertible Debenture and 300,000 shares of common stock to an institutional investor for gross proceeds of $250,000. The Debenture matured July 31, 2007, has a 10% interest rate with a minimum interest amount of $25,000 due at Maturity, and is convertible, in whole or in part, into shares of common stock at a conversion price $0.25 per share. The shares issued in conjunction with the Secured Convertible Debenture were valued at $250,000 based on the price of the stock issued at the most recent private placement offering and were recorded as additional pain in capital. The discount of $250,000 was being amortized using the effective interest rate method over the term of the indebtedness. Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", we recorded an interest expense of $0 upon the issuance of the Secured Convertible Debentures attributable to the beneficial conversion feature as the value of the shares exceeded the face value of the Secured Convertible Debenture. On July 31, 2007, the Secured Convertible Debenture and the $25,000 minimum interest amount were converted into 1,100,000 shares of common stock. The actual effective interest rate, which includes the value of the shares as well as the minimum interest amount of $25,000, was 241.5%.

10. UNSECURED CONVERTIBLE PROMISSORY NOTE

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

11. PROMISSORY NOTE

On April 27, 2007, we purchased a truck to be used by our pumper in our Oklahoma properties by issuing a promissory note (the “Promissory Note”) to a bank secured by the truck. The Promissory Note matures October 27, 2010, has a variable interest rate of Prime plus 1.0%, and has monthly principal and interest payments totaling $366. As of December 31, 2007, the interest rate on the Promissory Note was 8.25%.

The following table summarizes the balance of the note at December 31, 2007:

Promissory Note Outstanding at December 31, 2007	$10,807
Less Current Portion	3,518

$7,289

12. COMMITMENTS AND CONTINGENCIES

Pursuant to our Agreement with Gold and Empesa, we are considered the operators of the concession and will pay all costs associated with drilling and testing of the first well on the Rosablanca project. If we do not complete drilling and testing of the first well by July 3, 2008, and we do not receive extensions from the ANH, we may lose our entire interest in the concession and the $144,000 letter of credit we previously issued. However, we would be entitled to receive the balance of the $1,200,000 deposit ($1,029,601 as of December 31, 2007) that we have in trust with the ANH. After drilling the first well, we are required to provide the ANH with a budget and program for drilling successive wells. The concession with the ANH shall remain in effect as long as we meet our time obligations to drill each well that we present to the ANH. We anticipate that we will need to raise at least $2,000,000 of additional capital to complete the first well.

In February 2008, we entered into an LOI and issued a $100,000 deposit to acquire a minority position in certain producing oil and gas assets in Colombia. It’s anticipated that the purchase price will consist of cash and equity securities consisting of shares of common stock and warrants. We anticipate closing this transaction in the second quarter of 2008.

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

The Company is not aware of any environmental claims existing as of December 31, 2007, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's property.

LAND RENTALS AND OPERATING LEASES

In February 2008, the Company entered into a 36 month lease for its corporate offices in San Diego. The lease is initially for $3,682 per month for the first year, increasing to $3,800 and $3,923 in the second and third year respectively. The lease is guaranteed by Mr. Bradford, our President and CEO. Nocompensation was given to Mr. Bradford for his guarantee. In addition, the Company is responsible for all operating expenses and utilities. Outside of the San Diego lease, the Company’s Oklahoma office and all equipment leased are under month-to-month operating leases.

Future minimum rental payments required as of December 31, 2007 under operating leases are as follows by year:

Year	Amount
2008	$40,500
2009	$45,484
2010	$46,950
2011	$3,923
Totals	$136,857

Rental expense charged to operations totaled $12,225 and $3,407 for 2007 and 2006, respectively.

LEGAL PROCEEDINGS

The Company is not a party to any litigation that has arisen in the normal course of its business and that of its subsidiaries.

13. OTHER EQUITY TRANSACTIONS

2006 Unit Offering

On June 15, 2006, for gross proceeds of $15,000, we issued 11,000 shares of common stock and 11,000 warrants, exercisable at $3.00 per share maturing on June 15, 2009 to Edward Horwich.

On July 13, 2006, for gross proceeds of $15,000, we issued 11,000 shares of common stock and 11,000 warrants, exercisable at $3.00 per share maturing on June 15, 2009 to Robert Plyler.

Shares Issued for Services

On November 28, 2006, we issued 25,000 shares of common stock to Viewpoint Securities, LLC in full payment for consulting services provided totaling $62,500. The shares were valued using the market price of our stock.

Notes Receivable

On December 28, 2006, we sold 18,835,000 shares of our common stock at a price of $0.025 per share, for a total of $470,875, to the following individuals and entities that paid for the stock through the issuance of a note receivable. The notes receivable have an 8% annual interest rate and principal and interest are due on December 28, 2009. The Notes Receivable had a balance of $309,875 at December 31, 2007 and $470,875 at December 31, 2006. The issuance of these shares has been treated as a recapitalization of the Company. Accordingly, all per share data has been retroactively restated.

Name	Shares	Note Receivable
Kim Bradford	6,055,500	$151,375
Paul DiFrancesco	3,140,000	$78,500
Babcock Trust	1,900,000	$47,500
Rhone International	1,500,000	$37,500
JK Advisors, Inc.	1,485,000	$37,125
Llanerch, LLC	1,485,000	$37,125
Lafayette Capital, LLC	1,485,000	$37,125
Pointblank Trading, LLC	1,400,000	$35,000
Ran Furman	375,000	$9,375
Variable Assets	10,000	$250

Totals	18,835,000	$470,875

Mr. Bradford, Mr. DiFrancesco, a partner of Mr. Bradford in Catalyst Consulting Partners and Decision Capital Management, LP and Mr. Furman, one of our directors purchased 6,055,000, 3,140,000 and 375,000 shares of our Common Stock, respectively by issuing notes to us in the amounts of $151,375, $78,500 and $9,375, respectively. As a result of this transaction, a total of $239,250 of the $470,875 note, is due from related parties. In December 2007, Mr. Bradford and Mr. Furman paid in full their notes plus accrued interest.

The balance of the note receivable of $231,625, representing, 9,265,000 shares of common stock, were purchased by accredited investors and institutional investors who are not officers or directors of the company.

2007 Unit Offering

In June 2007 and July 2007, for gross proceeds of $925,000, we issued 925,000 shares of common stock and 1,387,500 warrants, exercisable at $1.50 per share expiring on June 30, 2010 to one accredited investor and two institutional investors.

Common Stock Offering

In April and May 2007, we issued 1,187,500 shares of our common stock at a price per share of $0.40 to six accredited investors and entities for a total consideration of $475,000.

In all instances of the above sales, the sales were made under the exemption from registration provided by Regulation D, Rule 506. The purchasers were either officers or directors of our company, accredited investors with whom we had a preexisting relationship or institutional investors. The sales were not accompanied by any public solicitation or public advertising. The sales were made by officers of our company who received no compensation, director or indirect, for effecting the sales, with the exception of the 2007 Unit Offering and the 2007 Common Stock Offering, which were made by Viewpoint Securities, LLC, who received commissions totaling $103,000.

STOCK OPTIONS

In June 2007, Osage implemented the 2007 Osage Exploration and Development, Inc. Equity Based Compensation plan (“2007 Plan”). As of December 31, 2007, no shares or options have been issued under the 2007 Plan. In 2007, we issued 2,600,000 shares to two of our officers in conjunction with their employment agreement outside of the 2007 Plan.

OTHER DILUTIVE SECURITIES

As of December 31, 2007, Osage has outstanding dilutive securities, a summary of such securities follows:

	Range of conversion/exercise Price	Underlying shares of Common Stock	Average remaining contractual life	Weighted Average exercise prices
Warrants granted with financing agreements	$1.50 - $3.00	1,756,917	2.27 years	$1.46

Unsecured Convertible Promissory Note (1)	$1.00	1,100,000

Unsecured Convertible Promissory Note (1)	$1.25	1,100,000	3.0 years from conversion	$1.25

Total		3,756,917

(1)
The Unsecured Convertible Promissory Note matures September 30, 2008 and is convertible into 1,100,000 units, with each unit (“Unit”) consisting of one share of common stock and one warrant, exercisable at $1.25 per share maturing three years from issuance.

A summary of outstanding dilutive securities as of December 31, 2006 is as follows:

	Range of conversion/exercise Price	Underlying shares of Common Stock	Average remaining contractual life	Weighted Average exercise prices
Warrants granted with financing agreements	$1.50 - $3.00	369,417	2.42 years	$2.26

Convertible Debentures	$0.75 - $1.20	347,417

Total		716,834

14. INCOME TAXES

Following is a reconciliation of the Federal statutory rate to the effective income tax rate for the years ended December 31, 2007 and December 31, 2006:

	December 31, 2006	December 31, 2007
Federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	6.0%	6.0%
Utilization of NOL carry forward
Effect of valuation allowance	(40.0%)	(40.0%)

Effective income tax rate	0.0%	0.0%

At December 31, 2007, Osage had net operating loss carry forwards of approximately $2,400,000 which expire at various dates through 2025.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of Osage’s deferred tax assets and liabilities are as follows at December 31, 2007:

2007
Deferred tax assets:

Net operating loss carry forward	$2,413,373
Less: valuation allowance	(2,413,373)

Deferred tax liability	$0

The non-current portions of the deferred tax asset and the deferred tax liability accounts offset each other in the Company's consolidated balance sheet.

The Company’s tax obligations began with the acquisition of Osage LLC in April 2006. On a pro-forma basis, for the year ended 2007 and 2006, assuming the Company was an entity subject to taxes since 2005, the effective tax rate would have also been zero.

15. RELATED PARTY TRANSACTIONS

During 2006 and 2005, Osage Exploration and Development, Inc. as well as Osage Energy Company LLC have utilized the services of Franklin Energy Investments, a company owned by Mr. Franklin, one of our directors, for various geological and administrative services. The Company paid $37,650 and $76,150 in 2005 and 2006, respectively for these services. The Company believes that it has paid market rates for these services. In January 2007, the Company entered into a twelve-month consulting agreement with Mr. Franklin for geological services at a cost of $6,000 per month, which as of August 1, 2007, was increased to $8,000 per month, which the Company believes is equivalent to those it may receive from an unaffiliated third party. Effective November 9, 2007, Mr. Franklin became our Chief Geologist pursuant to an employment agreement.

In February, 2007, the Company entered into a four month financial consulting agreement, automatically renewable for another four months, with Mr. Furman, one of our directors, for various financial and accounting advisory services at $6,250 per month, which the Company believes is equivalent to those it may receive from an unaffiliated third party. Effective November 9, 2007, Mr. Furman became our Chief Financial Officer pursuant to an employment agreement.

On February 1, 2007, the Company entered into a month-to-month lease on its corporate headquarters with a company owned in part by Kim Bradford, our President, CEO and Chairman, at $500 per month, which the Company believes to be at market rate.

On December 28, 2006, Mr. Bradford, Mr. DiFrancesco, a partner of Mr. Bradford in Catalyst Consulting Partners and Decision Capital Management, LP and Mr. Furman, one of our directors purchased 6,055,000, 3,140,000 and 375,000 shares of our Common Stock, respectively by issuing notes to us in the amounts of $151,375, $78,500 and $9,375, respectively. As a result of this transaction, a total of $239,250 of the $470,875 note, is due from related parties. In December 2007, Mr. Bradford and Mr. Furman paid in full their notes plus accrued interest.

16. MAJOR CUSTOMER

During the years ended December 31, 2007 and 2006, one customer, Sunoco, Inc., accounted for 100.0% of our total oil and gas sales.

17. ASSET RETIREMENT OBLIGATIONS

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

There are no legally restricted assets for the settlement of asset retirement obligations. No income tax is applicable to the asset retirement obligation as of December 31, 2007 and 2006, because the Company records a valuation allowance on deductible temporary differences due to the uncertainty of its realization. A reconciliation of the Company's asset retirement obligations from the periods presented is as follows:

	Year Ended
	December 31, 2007	December 31, 2006
Beginning Balance	$13,675	$13,675
Incurred during the period
Additions for new wells
Accretion expense	2,872	1,368

Ending Balance	$16,547	$15,043

18. CHANGE IN CONTROL OF REGISTRANT

On December 28, 2006, a change of control occurred when Kim Bradford, our CEO and President, along with Ran Furman, one of our directors, Paul DiFrancesco, a partner of Kim Bradford in Catalyst Consulting Partners and Decision Capital Management, LP and other investors entered into a transaction with the Company whereby for a $470,875 promissory note, the Company issued a total of 18,835,000 shares of Common Stock, or approximately 64% of the Company’s outstanding common stock as of December 31, 2006. The promissory notes carry an 8% interest rate, with interest and principal due at maturity, December 2009 and are secured by a pledge of shares issued. In December 2007, Mr. Bradford and Mr. Furman paid in full their notes plus accrued interest. In conjunction with the change of control, on January 23, 2007, Mr. Volk, Jr. resigned as President and CEO of the Company and Mr. Bradford was elected as President and CEO of the Company for a one year term.

19. CHANGE IN DIRECTORS OF REGISTRANT

Effective February 7, 2007, Mr. Lamberson resigned as director of the Company and Mr. Volk and Mr. Franklin elected Mr. Bradford to fill the director vacancy created. Mr. Volk then resigned as a director of the Company and Mr. Bradford and Mr. Franklin elected Mr. Furman to fill the director vacancy created. Mr. Franklin and Mr. Furman then elected to Mr. Bradford to the chairman of the board of the company.

20. SUBSEQUENT EVENTS

In February 2008, we entered into an LOI and issued a $100,000 deposit to acquire a minority position in certain producing oil and gas assets in Colombia. It’s anticipated that the purchase price will consist of cash and equity securities consisting of shares of common stock and warrants. We anticipate closing this transaction in the second quarter of 2008.

On February 28, 2007, our common stock began trading on the Over-the-Counter Bulletin Board under the symbol OEDV.OB.

21. SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Osage’s independent engineers, Reddy Petroleum Company, prepared reserve estimates for the year-end reports for 2007. Management cautions that there are many inherent uncertainties in estimating proved reserve quantities and related revenues and expenses, and in projecting future production rates and the timing and amount of development expenditures. Accordingly, these estimates will change, as future information becomes available.

Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual agreements, but not on escalations based upon future conditions

Proved developed reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", as amended, requires disclosure of certain financial data for oil and gas operations and reserve estimates of oil and gas. This information, presented here, is intended to enable the reader to better evaluate the operations of the Company. All of the Company's oil and gas reserves are located in the United States.

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 2007 and 2006 are as follows:

	2007	2006
Proved Properties	$103,177	$103,177
Unproved properties being amortized
Unproved properties not being amortized	150,464
Capitalized asset retirement costs	13,675	13,675
Accumulated depletion, depreciation, amortization and valuation allowances	(9,065)	(2,795)

	$258,251	$114,057

Estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas, all of which are located within the United States, as well as changes in proved developed and undeveloped reserves during the past two years are indicated below:

	2007		2006
	Oil (BBLS)	Gas (MCF)	Oil (BBLS)	Gas (MCF)
Proved developed and undeveloped reserves:
Beginning of year	159,717	200,439	150,136	200,271
Revisions of previous estimates	2,999	483	11,678	168
Improved recovery
Purchases of minerals in place
Extensions and discoveries
Production	(5,650)		(2,097)
Sales of minerals in place
End of year	157,066	200,922	159,717	200,439

Proved developed reserves:
Beginning of year	159,717	200,439	150,136	200,271
End of Year	157,066	200,922	159,717	200,439

The foregoing estimates have been prepared by the Company from data prepared by an independent petroleum engineer in respect to certain producing properties. Revisions in previous estimates as set forth above resulted from analysis of new information, as well as from additional production experience or from a change in economic factors.

The reserve estimates are believed to be reasonable and consistent with presently known physical data concerning size and character of the reservoirs and are subject to change as additional knowledge concerning the reservoirs becomes available.

There are no reserves attributable to partnership or minority interests at December 31, 2007 or December 31, 2006.

The present value of estimated future net revenues of proved developed reserves, discounted at 10%, were as follows:

	December 31,
	2007	2006
Proved developed and undeveloped reserves (Present value before income taxes)	$7,788,051	$6,213,314

Depletion, depreciation and accretion per equivalent unit of production was $0.47 for 2007 and 2006.

SFAS No. 69, "Disclosures About Oil and Gas Producing Activities", requires certain disclosures of the costs and results of exploration and production activities and established a standardized measure of oil and gas reserves and the year-to-year changes therein.

In addition to the foregoing disclosures, SFAS No. 69 established a "Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves".

Costs incurred, both capitalized and expensed, for oil and gas property acquisition, exploration and development for the years ended December 31, 2007 and 2006 are as follows:

December 31, 2007:	USA	Colombia	Consolidated
Property acquisition costs	0	0	0
Exploration costs		150,464	150,464
Development costs	0	0	0
Asset retirement costs	0	0	0

December 31, 2006:	USA	Colombia	Consolidated
Property acquisition costs	0	0	0
Exploration costs	0	0	0
Development costs	0	0	0
Asset retirement costs	0	0	0

The results of operations for oil and gas producing activities for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Sales	$288,255	$100,977
Production Costs	95,893	85,260
Exploration Costs
Depletion, depreciation, amortization and valuation allowance	3,324	1,664

Income Tax Provision	75,615	5,621

Results of operations from production activities	$113,424	$8,432

For 2006 and 2007, all results of operations for oil and gas producing activities were conducted in the U.S. The following information at December 31, 2007 and for the years ended December 31, 2007 and 2006, sets forth standardized measures of the discounted future net cash flows attributable to the Company's proved oil and gas reserves.

Future cash inflows were computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) and using the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions.

Future income tax expenses were computed by applying statutory income tax rates to the difference between pretax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas properties and available operating loss and excess statutory depletion carryovers reduced by investment tax credits. Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.

The following table presents the standardized measure of discounted estimated net cash flows relating to proved oil and gas reserves for the years ended December 31, 2007 and 2006:

	2007	2006
Future cash inflows	$13,185,804	$10,785,114
Future production costs	2,354,360	2,035,763
Future development costs	175,000	25,000
Future abandonment costs	92,000	92,000
Future income tax expense	4,225,778	3,452,940

Future net cash flow	6,338,666	5,179,411
10% annual discount for estimated timing Of cash flows	2,514,204	1,488,846
Standardized measure of discounted Future net cash flow	$3,824,462	$3,690,565

The principal changes in the standardized measure of discounted future net cash flows during the year ended December 31, 2007 were as follows:

Extensions
Revisions of previous estimates
Price changes	$2,556,912
Quantity changes	(168,934)
Change in production rates, timing and Other	(1,438,887)
Development costs incurred
Changes in estimated future development Costs	150,000
Sales of oil and gas, net of production Costs	(192,362)
Accretion of discount
Net change in income taxes	(772,832)
Net Increase	$133,897