Form 10-Q
period 2008-03-31
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2008-05-14
CIK 1405686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
For the transition period from _____ to _____

OSAGE EXPLORTION AND DEVELOPMENT, INC.
(Exact name of small business issuer as specified in its charger)

Delaware	0-52718	26-0421736
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

2445 5th Avenue Suite 310 San Diego, CA 92101	(619) 677-3956
(Address of principal executive offices)	(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes ☒ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in section 12b-2 of the Exchange Act)
Yes ☐ No☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of May 12, 2008 was 37,309,775.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and March 31, 2008

	December 31, 2007	March 31, 2008
ASSETS		(unaudited)

Current Assets:
Cash and cash equivalents	$689,545	$446,141
Prepaid Expenses	64,632	47,841
Colombian Deposits (Note 4)	1,029,601	1,123,557
Bank CD pledged for Letter of Credit (Note 6)	147,043	148,880
Deposits (Note 5)	140,000	100,000
Accounts Receivable	11,541	12,916
Deferred Financing Costs	33,638	22,466
Total Current Assets	2,116,000	1,901,801

Property and Equipment, at cost (Note 2):
Oil and gas properties and equipment	253,641	269,172
Capitalized asset retirement costs	13,675	13,675
Other property & equipment	23,520	39,205
	290,836	322,052
Less: accumulated depletion, depreciation and amortization	(10,761)	(13,494)
	280,075	308,558

Bank CD pledged for Bond	30,000	30,000
Deposits (Note 5)	82,000	82,000

Total Assets	$2,508,075	$2,322,359

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$53,491	$120,666
Current Maturity of Promissory Note (Note 10)	3,518	3,600
Unsecured Convertible Promissory Note, net of $652,753 and $435,903 of unamortized discount as of December 31, 2007 and March 31, 2008, respectively (Note 9) unamortized discount (Note 8 and 10)	447,247	664,037
Total Current Liabilities	504,256	788,303

Promissory Note, net of Current Maturity (Note 10)	7,289	6,343
Liability for Asset Retirement Obligations (Note 14)	16,547	16,961

Commitments and Contingencies (Note 11)

Stockholders' Equity:
Common stock, $0.0001 par value, 190,000,000 shares authorized; 35,959,775 and 35,959,775 shares issued and outstanding as of December 31, 2007 and March 31, 2008, respectively.	3,595	3,595

Additional-Paid-in-Capital	7,478,768	7,478,768
Deferred Compensation	(2,750,201)	(2,068,271)
Stock Purchase Notes Receivable	(309,875)	(295,775)
Accumulated Deficit	(2,413,373)	(3,703,605)
Accumulated Other Comprehensive Loss - Currency Translation (Loss)/Gain	(28,931)	96,040
	1,979,983	1,510,752

Total Liabilities and Stockholders' Equity	$2,508,075	$2,322,359

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and March 31, 2007 (unaudited)

	2008	2007
	(unaudited)	(unaudited)
Operating Revenues
Oil & Gas Sales	$34,565	$70,257
Total Operating Revenues	34,565	70,257

Operating Costs and Expenses
Operating Expenses	18,423	22,229
Depreciation, Depletion and Accretion	2,733	1,029
Stock Based Compensation Expense	681,930
General and Administrative	398,832	87,383
Total Operating Costs and Expenses	1,101,918	110,641

Operating (Loss)	(1,067,353)	(40,384)

Other Income (Expenses):
Interest Income	27,689	413
Interest Expense	(250,568)	(366,559)
Other
(Loss) before Income Taxes	(1,290,232)	(406,530)

Provision for Income Taxes	-	-

Net (Loss)	(1,290,232)	(406,530)

Other Comprehensive Income, net of tax:
Foreign Currency Translation Adjustment	124,971
Other Comprehensive Income	124,971	-

Comprehensive (Loss)	$(1,165,261)	$(406,530)

Basic and Diluted Loss per Share	$(0.04)	$(0.01)

Weighted average number of common share and common share equivalents used to compute basic and dilluted Loss per Share	35,959,775	29,896,171

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and March 31, 2007 (unaudited)

	2008	2007
	(unaudited)	(unaudited)

Cash flows from Operating Activities:
Net (Loss)	$(1,290,232)	$(406,530)
Adjustments to reconcile net (loss) to net cash used by operating activites:
Beneficial Conversion of Convertible Debenture	216,790	169,683
Amortization of stock based Deferred Compensation	681,930
Increase/(Decrease) in Accrued Interest		(12,705)
Amortization of shares issued with Secured Convertible Debenture		64,024
Amortization of Warrants issued with Convertible Debenture		111,481
Accretion of Asset Retirment Obligation	414	376
Amortization of Deferred Financing Costs	11,172
Issuance of shares for Accrued Interest		33,700
Provision for depletion, depreciation amortization and valuation allowance	2,733	1,029
Changes in operating assets and liabitlies:
(Increase) in accounts receivable	(1,375)	(15,169)
(Increase) in prepaid expenses	16,791
Increase/(Decrease) in bank overdraft		(4,138)
Increase/(decrease) in accounts payable and accrued expenses	67,175	15,612
Net cash used by operating activities	(294,602)	(42,637)

Cash flows from Investing Activities:
Deposit made on Cimarrona acquisition	(100,000)
Return of Deposits on potential acquisition	140,000
Investments made on Colombian Oil & Gas Properties	(15,531)
Interest earned on Bank CD pledged for Letter of Credit	(1,837)
Investments made on Colombian Oil & Gas Properties	(93,956)
Capital expenditures	(15,685)	(4,671)
Net cash used in investing activities	(87,009)	(4,671)

Cash flows from Financing Activities:
Proceeds from issuance of Secured Convertible Debenture		250,000
Proceeds from payment on Stock Purchase Notes Receivable	14,100	250
Payments on Promissory Notes	(864)
Net cash provided by financing activities	13,236	250,250

Effect of exchange rate on cash and cash equivalents	124,971

Net increase (decrease) in cash and cash equivalents	(243,404)	202,942

Cash and Cash equivalents beginning of period	689,545	-

Cash and Cash equivalents at end of period	$446,141	$202,942

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payments for Interest	$22,192	0
Cash Payment for Taxes	0	0

Non-Cash Transactions:
Shares issued with Secured Convertible Debenture		250,000

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 (unaudited)

1. BASIS OF PRESENTATION

Osage Exploration and Development, Inc. (“Osage” or the “Company”) has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“USA”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K. These financial statements should be read together with the financial statements and notes in the Company’s 2007 Form 10-KSB filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the USA have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

The Company has incurred significant losses and had negative cash flow from operations in the last three years and the three months ended March 31, 2008 and has an accumulated deficit of $3,703,605 (unaudited) at March 31, 2008 and $2,413,373 at December 31, 2007. Substantial portions of the losses are attributable to legal and professional fees as well as interest expense. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Recent Pronouncements

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘SFAS”) SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. The Company has implemented SFAS No. 157 and believes it does not have a material impact on its consolidated financial statements.

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

Fair Value Option for Financial Assets and Financial Liabilities

In February of 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Company has implemented SFAS No. 159 and believes it does not have a material impact on its consolidated financial statements.

Income Tax

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2008. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders equity.

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

2. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of December 31, 2007 and March 31, 2008:

	December 31, 2007	March 31, 2008
		(unaudited)

Properties subject to amortization	$103,177	$103,177
Properties not subject to amortization	150,464	165,995
Capitalized asset retirement costs	13,675	13,675

Accumulated depreciation and depletion	(4,751)	(4,979)

Oil and gas properties, net	$262,565	$277,858

3. GEOGRAPHICAL INFORMATION

The following table sets forth revenues for the periods reported and assets by geographic location:

	United States	Colombia	Consolidated
March 31, 2008:
Revenues	$34,565	$0	$34,565
Long Lived Assets	142,563	165,995	$308,558

March 31, 2007:
Revenues	$70,257	$0	$70,257
Long Lived Assets	100,307	0	100,307

4. COLOMBIAN DEPOSITS

In June 2007, we entered into an agreement (the “Agreement”) with Gold Oil, Plc (“Gold”) and Empesa Petrolera de Servicios y Asesorias, S.A. (“Empesa), whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the Agencia Nacional de Hidrocarburos (“ANH”) to Gold in June 2007. In August 2007, we (i) paid $1,200,000 to Gold representing the funds that Gold had previously issued to a trust established by the ANH to use for drilling the first well for the Rosablanaca concession and (ii) issued a letter of credit in the amount of $144,000 for the benefit of Gold’s bank in Colombia representing the guarantee required by the ANH. We anticipate that the total cost of drilling the first well to be approximately $2,500,000 to $3,000,000, of which $1,200,000 has already been deposited in trust with the ANH to be used for the first well. The balance in the trust deposit account as of March 31, 2008 is $1,123,557.

5. DEPOSITS

In January 2007, we placed a deposit totaling $82,000 on approximately 85% of the working interest of a natural gas property consisting of 640 acres with proved undeveloped reserves located in Hansford County, Texas. The agreement was amended in March 2007 stipulating that unless we acquired a contiguous lease by June 1, 2008 at a cost of $48,000, a second contiguous lease by August 1, 2008 for $80,000 and place $445,180 in escrow for drilling and completing the first well with actual commencement of drilling prior to September 15, 2008, the seller shall have the right to refund 90% of the initial purchase price and void the agreement. In September 2007, the seller provided us with an extension until June 30, 2008 to fulfill all of our obligations under the agreement. Until we raise additional capital, we do not anticipate further investments in this project and as such, the agreement may be voided by the seller at any time after June 30, 2008.

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

In February 2008, we entered into an letter of intent and issued a $100,000 deposit to acquire a minority position in certain producing oil and gas assets in Colombia. On April 8, 2008, we entered into a membership interest purchase agreement (the “Purchase Agreement”) with Sunstone Corporation (“Sunstone”) pursuant to which the Company acquired from Sunstone 100% of the membership interests in Cimarrona Limited Liability company, an Oklahoma limited liability company (“Cimarrona LLC”). Cimarrona LLC is the owner of a 9.4% interest in certain oil and gas assets in the Guaduas field, located in the Dindal and Rio Seco Blocks that covers 30,665 acres in the Middle Magdalena Valley in Colombia. The Purchase Agreement is effective as of April 1, 2008. The purchase price consisted of 2,750,000 shares of the Company’s common stock and a warrant to purchase 1,125,000 shares of the Company’s common stock exercisable at $1.25 per share and expiring April 8, 2013. The $100,000 deposit was returned to the Company in conjunction with closing of the transaction.

6. BANK CD PLEDGED FOR LETTER OF CREDIT

In August 2007, we placed $144,000 as a certificate of deposit with a bank as collateral for the $144,000 letter of credit required by the ANH as more fully described in footnote 4 above. If we do not complete drilling and testing of the first well in the Rosablanca concession by July 3, 2008, and we do not receive extensions from the ANH, we may lose our entire interest in the concession and the $144,000 letter of credit we previously issued. The balance, including accrued interest, in the Bank CD as of March 31, 2008 is $148,880.

7. CONVERTIBLE DEBENTURES

From February 2006 through October 2006, we issued convertible debentures (the “Convertible Debentures”) with three-year detachable warrants to accredited investors for gross proceeds of $349,000. The Convertible Debentures mature one year from issuance, carried a 10% interest rate and were convertible at $1.20 per share for $263,000 of the Convertible Debentures, $0.75 as to $50,000 of the Convertible Debentures and $0.80 as to $36,000 of the Convertible Debentures. As of December 31, 2006, we had $349,000 of Convertible Debentures outstanding and accrued interest of $20,302. All of the Convertible Debentures, including accrued interest on $337,000 of the Convertible Debentures, converted in January and February 2007 into 362,417 shares of our Common Stock. In May 2007, we paid $1,200 of interest on $12,000 of the Convertible Debentures.

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

8. SECURED CONVERTIBLE DEBENTURE

On February 16, 2007, we issued a $250,000 secured convertible debenture (the “Secured Convertible Debenture”) and 300,000 shares of common stock to an institutional investor for gross proceeds of $250,000. The Secured Convertible Debenture matured July 31, 2007, had a 10% interest rate with a minimum interest amount of $25,000 due at Maturity, and was convertible, in whole or in part, into shares of common stock at a conversion price $0.25 per share. The shares issued in conjunction with the Secured Convertible Debenture were valued at $250,000 based on the price of the stock issued at the most recent private placement offering and were recorded as additional pain in capital. The discount of $250,000 was being amortized using the effective interest rate method over the term of the indebtedness. Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", we recorded an interest expense of $0 upon the issuance of the Secured Convertible Debentures attributable to the beneficial conversion feature as the value of the shares exceeded the face value of the Secured Convertible Debenture. In July 31, 2007, the Secured Convertible Debenture along with accrued interest converted into 1,100,000 shares of common stock. The effective interest rate, which includes the value of the shares as well as the minimum interest amount of $25,000, was 241.5%.

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

10. PROMISSORY NOTE

On April 27, 2007, we purchased a truck to be used by our pumper in our Oklahoma properties by issuing a promissory note (the “Promissory Note”) to a bank secured by the truck. The Promissory Note matures October 27, 2010, has a variable interest rate of Prime plus 1.0%, and has monthly principal and interest payments totaling $366. As of March 31, 2008, the interest rate on the Promissory Note was 6.25%.

The following table summarizes the balance of the note at March 31, 2008:

Promissory Note Outstanding at March 31, 2008	$9,943
Less Current Portion	3,600

$6,343

11. COMMITMENTS AND CONTINGENCIES

Pursuant to our Agreement with Gold and Empesa, we are considered the operators of the concession and will pay all costs associated with drilling and testing of the first well on the Rosablanca project. If we do not complete drilling and testing of the first well by July 3, 2008, and we do not receive extensions from the ANH, we may lose our entire interest in the concession and the $144,000 letter of credit we previously issued. However, we would be entitled to receive the balance of the $1,200,000 deposit ($1,123,557 as of March 31, 2008) that we have in trust with the ANH. After drilling the first well, we are required to provide the ANH with a budget and program for drilling successive wells. The concession with the ANH shall remain in effect as long as we meet our time obligations to drill each well that we present to the ANH. We anticipate that we will need to raise at least $2,000,000 of additional capital to complete the first well.

In January 2008, we entered into a Letter of Intent to farmin (an arrangement whereby one oil operator buys in or acquires an interest in a lease or concession owned by another operator) to 50% of a field in Colombia. Under the Letter of Intent, we are to pay for 100% of the drilling and completion costs of an appraisal well to be drilled in 2008 at an anticipated cost of approximately $3,000,000.

In March 2008, we entered into a Letter of Intent to farmin to 30% of a field in Colombia. Under the Letter of Intent, we are to pay for 100% of the drilling and completion costs of an appraisal well to be drilled in 2008 at an anticipated cost of approximately $3,000,000.

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

LAND RENTALS AND OPERATING LEASES

In February 2008, the Company entered into a 36 month lease for its corporate offices in San Diego. The lease is initially for $3,682 per month for the first year, increasing to $3,800 and $3,923 in the second and third year respectively. The lease is guaranteed by Mr. Bradford, our President and CEO. No compensation was given to Mr. Bradford for his guarantee. In addition, the Company is responsible for all operating expenses and utilities.

We lease approximately 1,000 square feet of modern office space in Oklahoma City, OK consisting of a large conference room, three offices, a drafting room and a storage room. The lease is based on a verbal agreement with a third party on a month-to-month basis for $575.

Future minimum rental payments required as of March 31, 2008 under operating leases are as follows by year:

Year	Amount
2009	$44,419
2010	$45,487
2011	$39,227
Totals	$129,133

Rental expense charged to operations totaled $10,082 and $3,025 for the three months ended March 31, 2008 and March 31, 2007, respectively.

LEGAL PROCEEDINGS

The Company is not a party to any litigation that has arisen in the normal course of its business and that of its subsidiaries.

12. EQUITY TRANSACTIONS

Unit Offering
In June and July 2007, for gross proceeds of $925,000, we issued 925,000 shares of common stock and 1,387,500 warrants, exercisable at $1.50 per share expiring on March 31, 2010 to two accredited investors and one institutional investor.

Common Stock Offering
In April and May 2007, for gross proceeds of $475,000, we issued 1,187,500 shares of our common stock at a price per share of $0.40 to nine accredited investors and entities.

Cimarrona Acquisition
On April 8, 2008, pursuant to the Purchase Agreement with Sunstone Corporation whereby the Company acquired from Sunstone 100% of the membership interests in Cimarrona, the Company issued to Sunstone 2,750,000 shares of the Company’s common stock and a warrant to purchase 1,125,000 shares of the Company’s common stock exercisable at $1.25 per share and expiring April 8, 2013. In addition, the Company issued 50,000 shares of common stock to Energy Capital Solutions, LP for their role as financial advisor and $22,500 and 100,000 shares of common stock to Larry Ray, an individual, as a finder’s fee.

13. MAJOR CUSTOMERS

During the three months ended March 31, 2008 and 2007, one customer, Sunoco, Inc., accounted for 100.0% of our total oil and gas sales.

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

There are no legally restricted assets for the settlement of asset retirement obligations. A reconciliation of the Company's asset retirement obligations for the periods presented is as follows:

	Year Ended	Three Months Ended March 31,
	December 31 2007	2008 (unaudited)	2007 (unaudited)
Beginning Balance	$15,043	$16,547	$15,043
Incurred during the period
Additions for new wells
Accretion expense	1,504	414	376

Ending Balance	$16,547	$16,961	$15,419

15. SUBSEQUENT EVENTS

On April 8, 2008, the Company entered into a membership interest purchase agreement (the “Purchase Agreement”) with Sunstone Corporation (“Sunstone”) pursuant to which the Company acquired from Sunstone its membership interests in Cimarrona Limited Liability company, an Oklahoma limited liability company (“Cimarrona LLC”). Cimarrona LLC is the owner of a 9.4% interest in certain oil and gas assets in the Guaduas field, located in the Dindal and Rio Seco Blocks that covers 30,665 acres in the Middle Magdalena Valley in Colombia. The Purchase Agreement is effective as of April 1, 2008. The purchase price consisted of 2,750,000 shares of the Company’s common stock and a warrant to purchase 1,125,000 shares of the Company’s common stock exercisable at $1.25 per share and expiring April 8, 2013. In February 2008, The Company previously provided a $100,000 deposit to Sunstone, which was returned to the Company in conjunction with closing of the transaction. In connection with the Purchase Agreement, the Company also issued 50,000 shares of the Company’s common stock to Energy Capital Solutions, LP for their role as financial advisor and $22,500 and 100,000 shares to Larry Ray, an individual, as a finder’s fee. The foregoing securities were issued pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder and a restrictive legend was placed thereon.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In January 2008, we entered into a Letter of Intent to farmin (an arrangement whereby one oil operator buys in or acquires an interest in a lease or concession owned by another operator) to 50% of a field in Colombia. Under the Letter of Intent, we are to pay for 100% of the drilling and completion costs of an appraisal well to be drilled in 2008 at an anticipated cost of approximately $3,000,000.

In March 2008, we entered into a Letter of Intent to farmin to 30% of a field in Colombia. Under the Letter of Intent, we are to pay for 100% of the drilling and completion costs of an appraisal well to be drilled in 2008 at an anticipated cost of approximately $3,000,000.

In April 2008, we entered into a membership interest purchase agreement (the “Purchase Agreement”) with Sunstone Corporation (“Sunstone”) pursuant to which the Company acquired from Sunstone 100% of the membership interests in Cimarrona Limited Liability Company, an Oklahoma limited liability company (“Cimarrona LLC”). Cimarrona LLC is the owner of a 9.4% interest in certain oil and gas assets in the Guaduas field, located in the Dindal and Rio Seco Blocks that covers 30,665 acres in the Middle Magdalena Valley in Colombia. The Purchase Agreement was effective as of April 1, 2008. The purchase price consisted of 2,750,000 shares of the Company’s common stock and a warrant to purchase 1,125,000 shares of the Company’s common stock exercisable at $1.25 per share and expiring April 8, 2013. In February 2008, The Company previously provided a $100,000 deposit to Sunstone, which was returned to the Company in conjunction with closing of the transaction. In connection with the Purchase Agreement, the Company also issued 50,000 shares of the Company’s common stock to Energy Capital Solutions, LP for their role as financial advisor and $22,500 and 100,000 shares to Larry Ray, an individual, as a finder’s fee. The foregoing securities were issued pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder and a restrictive legend was placed thereon.

We anticipate that we will need to raise a minimum of $6,000,000 to provide the cash requirements for the next twelve months to commence drilling in Colombia and expand our operations in Colombia. Should we not be able to raise the entire sum, we may lose our Rosablanca concession and our ability to participate in our other Colombian projects. At present, our Osage County, Oklahoma production is only sufficient to cover well operating expenses in Osage and a small portion of our overhead.

We have incurred $18,423 and $22,229 in the three months ended March 31, 2008 and March 31, 2007, respectively, in operating expenses at the Osage property. The major source of funds for these costs was the sale of oil from the Osage property.

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

As of March 31, 2008, we have a note receivable due December 2009 totaling $295,775 that was issued in conjunction with a change of control in December 2006, of which $78,500 of the outstanding amount is receivable is from related parties. If we do not collect this note, it could have a material impact on our cash and impair our ability to execute our business plan.

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

Results of Operations

Three Months ended March 31, 2008 compared to Three Months ended March 31, 2007

	Three Months Ended March 31,
	2008		2007
	Amount	Percentage	Amount	Percentage

Oil & Gas Sales	$34,565	100.0%	$70,257	100.0%

Operating Expenses	18,423	53.3%	22,229	31.6%
Non Cash Compensation Expense	681,930	1,972.9%		0.0%
Depreciation , Depletion and Accretion	2,733	7.9%	1,029	1.5%
General & Administrative Expenses	398,832	1,153.9%	87,383	124.4%
Total Operating Costs and Expenses	1,101,918	3,188.0%	110,641	157.5%

Operating Loss	(1,067,353)	-3,088.0%	(40,384)	-57.5%

Other Expenses	(222,879)	-644.8%	(366,146)	-521.2%

Loss before income Taxes	(1,290,232)	3,732.8%	(406,530)	-578.6%

Net Loss	(1,290,232)	-3,732.8%	(406,530)	-578.6%

Comprehensive Loss	(1,165,261)	-3,371.2%	(406,530)	-578.6%

Revenues from oil sales were $34,565, a decrease of $35,692, or 50.8%, in the quarter ended March 31, 2008 compared to $70,257 of revenues in the quarter ended March 31, 2007. On a BOE basis, our total production decreased to 489 BOE in the quarter ended March 31, 2008 compared to 1,624 BOE in the quarter ended March 31, 2007 due primarily to a loss of water production used to supply flood water in our secondary recovery effort. Our average price per BOE increased to $93.83 in the quarter ended March 31, 2008 from $57.36 in the quarter ended March 31, 2007.

Our operating expenses, consisting primarily of payments to an independent pumper, electricity at the wells, repairs and maintenance as well as supplies and materials, were $18,423, representing average operating expense per BOE of $37.67 for the quarter ended March 31, 2008. For the quarter ended March 31, 2007, our operating expenses were $22,229, or an average operating expense per BOE of $13.69. The increase in the average operating expenses per BOE is due principally to the decrease in production in the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007.

Non cash compensation expense was 681,930 and zero in the quarter ended March 31, 2008 and March 31, 2007 respectively as the non-cash compensation expense related to the amortization of the value of shares issued to two employees in November 2007.

General and administrative expenses were $398,832 and $87,383 in the quarter ended March 31, 2008 and March 31, 2007, respectively. The $311,449 increase is primarily due to an increase of $118,627 in payroll and payroll expenses, a $63,626 increase in legal and professional fees, $32,011 increase in travel expenses and $30,143 increase in insurance expense.

Depreciation, depletion and accretion were $2,733 in the quarter ended March 31, 2008 compared to$1,029 in the quarter ended March 31, 2007, primarily due to increased depreciation on non oil property and equipment. .

Loss from operations was $1,067,353 and $40,384 for the quarter ended March 31, 2008 and March 31, 2007, respectively.

Interest expense was $250,568 and $366,559 in the three months ended March 31, 2008 and March 31, 2007, respectively. Interest expense in the three months ended March 31, 2008 consisted primarily of $216,790 for the beneficial conversion of the convertible debt, while interest expenses for the three months ended March 31, 2007 consisted primarily of $169,683 and $111,481 of the beneficial conversion feature and the value of the warrants, respectively, of the Convertible Debentures and $64,024 amortization of the value of the shares issued with the $250,000 Secured Convertible Debentures.

Net loss was $1,290,232 and $406,530 for the three months ended March 31, 2008 and March 31, 2007, respectively.

Foreign currency translation gain was $124,971 and $0 for the three months ended March 31, 2008 and March 31, 2007, respectively. Comprehensive loss was $1,165,261 and $406,530 for the three months ended March 31, 2008 and March 31, 2007, respectively.

Liquidity and Capital Resources

At March 31, 2008, we had working capital of $$1,113,498 consisting primarily of $1,123,557 in Colombian deposits and $446,141 in cash and cash equivalents, offset by $664,037 of the Unsecured Convertible Promissory Note, representing $1,100,000 face value less $435,963 of unamortized discount and $$120,666 of accounts payable.

We have raised in excess of $2,500,000 in gross proceeds through various debt and equity financings since January 1, 2007 and have used the majority of the net proceeds for costs related to our Rosablanca project in Colombia, as well as for working capital purposes and professional fees.

Net cash used by operating activities totaled $296,402 for the three months ended March 31, 2008 compared to net cash used by operating activities of $42,637 for the three months ended March 31, 2007. The major components of the net cash used in operating activities in the three months ended March 31, 2008 were the net loss of $1,290,232, offset by $681,930 amortization of deferred compensation and $216,790 of the beneficial conversion feature of the $1,100,000 Unsecured Promissory Note. The major component of the net cash used in operating activities in the three months ended March 31, 2007 was the net loss of $406,530, offset by $169,683 and $111,481 of the beneficial conversion feature and the value of the warrants, respectively, of the Convertible Debentures.

Net cash used in investing activities totaled $87,009 and $4,671 for the three months ended March 31, 2008 and March 31, 2007, respectively. Net cash used in investing activities in the three months ended March 31, 2008 consisted primarily of the $100,000 deposit made for the acquisition of Cimarrona, which was returned to the Company in April 2008 upon closing of the transaction and $93,956 investments made on the Rosablanca project, offset by the return of $140,000 deposit on a potential property acquisition that did not close. Net cash used in investing activities for the three months ended March 31, 2007 consisted of $4,671 of office equipment.

Net cash provided by financing activities totaled $13,236 for the three months ended March 31, 2008 and consisted primarily of $14,100 proceeds from payment on the stock purchase notes receivable. Net cash provided by financing activities totaled $250,250 for the three months ended March 31, 2007 consisted primarily of $250,000 from the issuance of the Secured Convertible Debenture due July 31, 2008.

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

We sell all of our oil production in our Osage property to Sunoco, Inc. In conjunction with our Cimarrona transaction and beginning April 1, 2008, we are selling all of our oil production in Colombia to Hocol, S.A. However, in the event these customers discontinued oil purchases, we believe we can replace these customers with other customers who would purchase the oil at terms standard in the industry.

Effect of Changes in Prices
Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil produced by us fluctuated significantly during the last year. Changes in the price that we receive for our oil and gas is set by market forces beyond our control as well as governmental intervention. Average price received by us for a BOE were $93.83 and $57.36 for the three months ended March 31, 2008 and March 31, 2007, respectively. The volatility and uncertainty in oil and gas prices have made it more difficult for a company like us to increase our oil and gas asset base and become a significant participant in the oil and gas industry. We sell all of our oil production in our Osage property to Sunoco, Inc. Beginning April 1, 2008, we began to sell all of our oil production in Colombia to Hocol, S.A. However, in the event these customers discontinued oil purchases, we believe we can replace these customers with other customers who would purchase the oil at terms standard in the industry.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of March 31, 2008 and December 31, 2007, all of our oil production operations were conducted in the United States of America. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our company is a Smaller Reporting Company. A Smaller Reporting Company is not required to provide the disclosure information required by this item.

Item 4.  Controls and Procedures

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008, utilizing a top-down, risk based approach described in SEC Release No. 34-55929 as suitable for smaller public companies.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2008 is effective.

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

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to, or the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to our business.

Item 1A. Risk Factors

Our company is a Smaller Reporting Company. A Smaller Reporting Company is not required to provide the risk factor disclosure required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(a) The following securities were issued during the fiscal quarter and not previously reported in a Quarterly Report on Form 10-Q of Current Report on Form 8-K

None

(b) None

(c) None

Item 3  Default upon Senior Securities

None

Item 4  Submission of Matters to a Vote of Security Holders

None

Item 5  Other Information

(a) None

(b) None

Item 6  Exhibits

See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

OSAGE EXPLORATION AND DEVELOPMENT, INC. (Registrant)

Date: May 13, 2008	By:	/s/ Kim Bradford
Kim Bradford
President and Chief Executive Officer

Date: May 13, 2008	By:	/s/ Ran Furman
Ran Furman Principal Financial Officer

EXHIBIT INDEX

The following is a list of Exhibits required by Item 601 of Regulation S-K. Except for these exhibits indicated by an asterisk which are filed herewith, the remaining exhibits below are incorporated by reference to the exhibit previously filed by us as indicated.

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