Form 10-Q
period 2008-06-30
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2008-08-14
CIK 1405686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _____ to _____

OSAGE EXPLORTION AND DEVELOPMENT, INC.
(Exact name of small business issuer as specified in its charger)

Delaware	0-52718	26-0421736
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

2445 5th Avenue Suite 310 San Diego, CA 92101	(619) 677-3956
(Address of principal executive offices)	(Issuer's telephone number)

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

The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, as of August 13, 2008 was 40,459,775.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$978,489	$689,545
Short term Investments	138,261	$—
Colombian Deposits (Note 4)	1,026,982	1,029,601
Accounts Receivable	495,096	11,541
Bank CD pledged for Letter of Credit (Note 6)	144,000	147,043
Other Current Assets	80,256	—
Prepaid Expenses	23,014	64,632
Inventory	496	—
Deposits (Note 5)	—	140,000
Deferred Financing Costs	11,294	33,638
Total Current Assets	2,897,888	2,116,000

Property and Equipment, at cost (Note 2):
Oil and gas properties and equipment	2,583,934	253,641
Capitalized asset retirement costs	13,675	13,675
Other property & equipment	60,426	23,520
	2,658,035	290,836
Less: accumulated depletion, depreciation
and amortization	(70,589)	(10,761)
	2,587,446	280,075

Deposits (Note 5)	82,000	82,000
Bank CD pledged for Bond	30,000	30,000

Total Assets	$5,597,334	$2,508,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$714,485	$53,491
Income Tax Payable	193,535
Accrued Expenses	91,171
Current Maturity of Promissory Note (Note 10)	3,657	3,518
Unsecured Convertible Promissory Note, net of $219,173 and $652,753 of unamortized discount as of June 30, 2008 and December 31, 2007, respectively (Note 9) unamortized discount (Note 8 and 10)	880,827	447,247
Total Current Liabilities	1,883,675	504,256

Promissory Note, net of Current Maturity (Note 10)	5,421	7,289
Liability for Asset Retirement Obligations (Note 14)	17,375	16,547

Commitments and Contingencies (Note 11)

Stockholders' Equity:
Common stock, $0.0001 par value, 190,000,000 shares authorized; 39,459,775 and 35,959,775 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively.	3,945	3,595

Additional-Paid-in-Capital	9,797,762	7,478,768
Deferred Compensation	(1,386,341)	(2,750,201)
Stock Purchase Notes Receivable	(142,500)	(309,875)
Accumulated Deficit	(4,544,481)	(2,413,373)
Accumulated Other Comprehensive Loss -
Currency Translation (Loss)/Gain	(37,522)	(28,931)
	3,690,863	1,979,983

Total Liabilities and Stockholders' Equity	$5,597,334	$2,508,075

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months Ended June 30,		Three months Ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating Revenues
Oil & Gas Sales	$909,086	$162,700	$874,520	$92,443
Pipeline Revenues	206,807	—	206,807	—
Total Operating Revenues	1,115,893	162,700	1,081,327	92,443

Operating Costs and Expenses
Operating Expenses	371,655	50,049	353,233	27,536
Depreciation, Depletion and Accretion	64,261	3,269	61,528	2,240
Non Cash Compensation Expense	1,531,860	—	849,930	—
General and Administrative Expenses	777,311	258,981	378,702	172,808
Total Operating Costs and Expenses	2,745,087	312,299	1,643,393	202,584

Operating (Loss)	(1,629,194)	(149,599)	(562,066)	(110,141)

Other Income (Expenses):
Interest Income	78,361	4,469	51,562	4,055
Interest Expense	(501,134)	(520,841)	(250,566)	(154,282)
Other	4,529		4,529
(Loss) before Income Taxes	(2,047,438)	(665,971)	(756,541)	(260,368)

Provision for Income Taxes	83,670	—	83,670	—
Net (Loss)	(2,131,108)	(665,971)	(840,211)	(260,368)

Other Comprehensive Income, net of tax:
Foreign Currency Translation Adjustment	(8,591)	—	(133,562)	—
Other Comprehensive Income	(8,591)	—	(133,562)	—

Comprehensive (Loss)	$(2,139,699)	$(665,971)	$(973,773)	$(260,368)

Basic and Diluted Loss per Share	$(0.06)	$(0.02)	$(0.02)	$(0.01)

Weighted average number of common share and common share equivalents used to compute basic and dilluted Loss per Share	37,368,017	30,478,352	38,776,259	30,805,791

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and June 30, 2007

	2008	2007
	(unaudited)	(unaudited)

Cash flows from Operating Activities:
Net (Loss)	$(2,131,108)	$(665,971)
Adjustments to reconcile net (loss) to net cash used by operating activites:
Beneficial Conversion of Convertible Debenture	433,580	203,383
Increase in Accrued Interest		1,167
Amortization of shares issued with Secured Convertible Debenture		202,744
Amortization of Warrants issued with Convertible Debenture		111,481
Amortization of Deferred Compensation	1,363,860
Stock Based Compensation	168,000
Accretion of Asset Retirment Obligation	828	752
Amortization of Deferred Financing Costs	22,344
Provision for depletion, depreciation amortization and valuation allowance	64,261	3,269
Changes in operating assets and liabitlies:
(Increase) in accounts receivable	(422,936)	(10,084)
(Increase) in current assets	(141,794)
Decrease in inventory	5,479
(Increase) in prepaid expenses	41,617
Increase/(decrease) in accounts payable and accrued expenses	73,019	92,821
Net cash used by operating activities	$(522,850)	$(60,438)

Cash flows from Investing Activities:
Cash acquired with Cimarrona Acquisition	480,793
Return of deposit made on potential asset acquisition	140,000
Purchase of Non Oil & Gas equipment	(36,400)	(4,671)
Interest earned on Bank CD pledged for Letter of Credit	3,043
Interest earned on Colombian Bonds	66,863
Investment in Colombian Deposits	2,619
Investments made on Colombian Oil & Gas Properties	(2,179)
Net cash provided (used) by investing activities	654,739	(4,671)

Cash flows from Financing Activities:
Proceeds from payment on Stock Purchase Notes Receivable	167,375	250
Proceeds from issuance of Secured Convertible Debenture		250,000
Decrease in bank overdraft		(4,138)
Payments on Promissory Notes	(1,729)	(252)
Net cash provided by financing activities	165,646	245,860

Effect of exchange rate on cash and cash equivalents	(8,591)

Net increase (decrease) in cash and cash equivalents	288,944	180,751

Cash and Cash equivalents beginning of period	$689,545	$—

Cash and Cash equivalents at end of period	$978,489	$180,751

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payment for Interest	66,726	1,314
Cash Payment for Taxes	156,778	—

Non-Cash Transactions:
Shares issued with Secured Convertible Debenture		250,000
Purchase of Truck for Promissory Note		13,046
Shares and Warrants issued in connection with acquisition of Cimarrona	2,128,845
Investment in Pipeline	475,815

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (unaudited)

1. BASIS OF PRESENTATION

Osage Exploration and Development, Inc. ("Osage" or the "Company") has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted (GAAP) in the United States of America ("USA") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") instructions to Form 10-Q and Item 310(b) of regulation S-K. These financial statements should be read together with the financial statements and notes in the Company's 2007 Form 10-KSB filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the USA have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company's opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

The Company has incurred significant losses and had negative cash flow from operations in the last three years and the six months ended June 30, 2008 and has an accumulated deficit of $4,544,481 (unaudited) at June 30, 2008 and $2,413,373 at December 31, 2007. Substantial portions of the losses are attributable to legal and professional fees as well as interest expense. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management of our Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) acquiring producing properties, (b) increasing our current production, (c) controlling overhead and expenses and (d) raising additional capital and/or obtaining financing.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Recent Pronouncements

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 157, "Fair Value Measurements,"  which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. The Company has implemented SFAS No. 157 and believes it does not have a material impact on its consolidated financial statements.

Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB, issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R," which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We adopted the provisions of SFAS No. 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Fair Value Option for Financial Assets and Financial Liabilities

In February of 2007 the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity s first fiscal year that begins after November 15, 2007. Company has implemented SFAS No. 159 and believes it does not have a material impact on its consolidated financial statements.

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

When tax returns are filed, it is highly likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company is not currently subject to any income tax examinations.

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

Our provision for income taxes on a consolidated basis was $83,670 for the three months and six months ended June 30, 2008, respectively. Our tax provision relates to income taxes due in Colombia. Due to a history of operating losses, the Company records a full valuation allowance against its deferred tax assets and therefore has recorded no tax provision related to its US operations for the current period.

2. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of June 30, 2008 and December 31, 2007 2008:

	June 30, 2008	December 31, 2007
	(Unaudited)
Properties subject to amortization	$2,359,938	$103,177
Properties not subject to amortization	223,996	150,464
Capitalized asset retirement costs	13,675	13,675

Accumulated depreciation and depletion	(58,255)	(4,751)

Oil & Gas Properties, Net	$2,539,354	$262,565

3. GEOGRAPHICAL INFORMATION

The following table sets forth revenues (Unaudited) for the periods reported and assets by geographic location:

	United States	Colombia	Consolidated
June 30, 2008
Revenues (quarter ended June 30, 2008)	$125,380	$955,947	$1,081,327
Revenues (six months ended June 30, 2008)	90,815	$1,025,078	1,115,893
Long Lived Assets	145,227	2,442,219	2,587,446

June 30, 2007
Revenues (quarter ended June 30, 2007)	$92,443		$92,443
Revenues (six months ended June 30, 2007)	162,700		162,700
Long Lived Assets	128,505		128,505

4. COLOMBIAN DEPOSITS

In June 2007, we entered into an agreement (the "Agreement") with Gold Oil, Plc ("Gold") and Empesa Petrolera de Servicios y Asesorias, S.A. ("Empesa), whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the Agencia Nacional de Hidrocarburos ("ANH") to Gold in June 2007. Under the Agreement, we are the operators of the concession and will pay all costs associated with drilling and testing of the first well on the Rosablanca project. Revenues generated from the first well will be allocated 50% to us, 40% to Gold and 10% to Empesa. If we do not complete drilling of the first well by December 26, 2008, we will lose our entire interest in the concession. On each additional well, we will contribute 50% of the costs, Gold will contribute 40% of the costs and Empesa will contribute 10% of the costs. Revenues will be allocated according to the above percentages. If any party doesn t contribute its share of the costs, its revenue interest will automatically be transferred to the party that provides the capital. In August 2007, we (i) paid $1,200,000 to Gold representing the funds that Gold had previously issued to a trust established by the ANH to use for drilling the first well for the Rosablanaca concession and (ii) issued a letter of credit in the amount of $144,000 for the benefit of Gold's bank in Colombia representing the guarantee required by the ANH. We anticipate that the total cost of drilling the first well to be approximately $2,500,000 to $3,000,000, of which $1,200,000 has already been deposited in trust with the ANH to be used for the first well. The balance in the trust deposit account as of June 30, 2008 is $1,026,982.

5. DEPOSITS

In January 2007, we placed a deposit totaling $82,000 on approximately 85% of the working interest of a natural gas property consisting of 640 acres with proved undeveloped reserves located in Hansford County, Texas. The agreement was amended in June 2007 stipulating that unless we acquired a contiguous lease by June 1, 2008 at a cost of $48,000, a second contiguous lease by August 1, 2008 for $80,000 and place $445,180 in escrow for drilling and completing the first well with actual commencement of drilling prior to September 15, 2008, the seller shall have the right to refund 90% of the initial purchase price and void the agreement. In September 2007, the seller provided us with an extension until June 30, 2008 to fulfill all of our obligations under the agreement. As of August 13, 2008, we have not received an extension from the seller. We are in discussions with the Seller about continuation of the agreement.

In November 2007, we entered into an agreement to purchase out of bankruptcy a working interest in an oil & gas leasehold and producing wellbore in Louisiana for a purchase price of $1,400,000. Upon the signing of the agreement, we placed a deposit totaling 10% of the total purchase price, or $140,000. The bankruptcy court decided not to pursue the sale and we received our entire deposit of $140,000 back on June 1, 2008. We have no further obligations on this property.

In February 2008, we entered into a letter of intent and issued a $100,000 deposit to acquire a minority position in certain producing oil and gas assets in Colombia. On April 8, 2008, we entered into a membership interest purchase agreement (the "Purchase Agreement") with Sunstone Corporation ("Sunstone") pursuant to which the Company acquired from Sunstone 100% of the membership interests in Cimarrona Limited Liability company, an Oklahoma limited liability company ("Cimarrona LLC"). Cimarrona LLC is the owner of a 9.4% interest in certain oil and gas assets in the Guaduas field, located in the Dindal and Rio Seco Blocks that covers 30,665 acres in the Middle Magdalena Valley in Colombia as well as a pipeline with a current capacity of approximately 20,000 barrels of oil per day. The Purchase Agreement is effective as of April 1, 2008. The purchase price consisted of 2,750,000 shares of the Company's common stock and a warrant to purchase 1,125,000 shares of the Company's common stock exercisable at $1.25 per share and expiring April 8, 2013. The $100,000 deposit was returned to the Company in conjunction with closing of the transaction. In addition, we issued 50,000 shares of common stock to Energy Capital Solutions, LP for their role as financial advisor and $22,500 and 100,000 shares of common stock to Larry Ray, an individual, as a finder's fee. The Cimarrona property is subject to an Ecopetrol Association Contract whereby we pay Ecopetrol royalties of 20% of the oil produced. The royalty amount is paid in oil. In addition, according to the Association Contract in 2022, Ecopetrol may, for no consideration, become the sole operator and owner of the field, at which time we will have no economic interest remaining in this property. The property and the pipeline are both operated by Pacific Rubiales Energy Corp. Pipeline revenues primarily relate to transportation costs charged to third party oil producers.

6. BANK CD PLEDGED FOR LETTER OF CREDIT

In August 2007, we placed $144,000 as a certificate of deposit with a bank as collateral for the $144,000 letter of credit required by the ANH as more fully described in footnote 4 above. In June 2008, we received an extension from the ANH until December 26, 2008 to drill our first well. If we do not complete drilling and testing of the first well in the Rosablanca concession by December 26, 2008, and we do not receive any further extensions from the ANH, we may lose our entire interest in the concession and the $144,000 letter of credit we previously issued. The balance in the Bank CD as of June 30, 2008 is $144,000.

7. CONVERTIBLE DEBENTURES

From February 2006 through October 2006, we issued convertible debentures (the "Convertible Debentures") with three-year detachable warrants to accredited investors for gross proceeds of $349,000. The Convertible Debentures mature one year from issuance, carried a 10% interest rate and were convertible at $1.20 per share for $263,000 of the Convertible Debentures, $0.75 as to $50,000 of the Convertible Debentures and $0.80 as to $36,000 of the Convertible Debentures. As of December 31, 2006, we had $349,000 of Convertible Debentures outstanding and accrued interest of $20,302. All of the Convertible Debentures, including accrued interest on $337,000 of the Convertible Debentures, converted in January and February 2007 into 362,417 shares of our Common Stock. In May 2007, we paid $1,200 of interest on $12,000 of the Convertible Debentures.

Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, "Application of Issue No. 98-5 in Certain Convertible Instruments," based on relative fair values of the warrant and the debt, the proceeds from the debt were allocated to the warrant and the debt on a relative fair value basis. We recorded $209,014 upon the issuance of the Convertible Debentures attributable to the beneficial conversion feature as additional paid in capital. The discount was being amortized using the effective interest rate method over the term of the indebtedness. The warrants are exercisable for a period of three years with an exercise price of $2.40, for $299,000 of the Convertible Debentures, and $1.50 as to $50,000 of the Convertible Debenture. Using the Black Scholes pricing model, with volatility of 80.0%, risk-free rate of 4.61% to 5.15% and a 0% dividend yield, the warrants were determined to have a fair value of $138,604 and were recorded as additional paid in capital. The balance of the unamortized discount at the date of conversion was expensed.

8. SECURED CONVERTIBLE DEBENTURE

On February 16, 2007, we issued a $250,000 secured convertible debenture (the "Secured Convertible Debenture") and 300,000 shares of common stock to an institutional investor for gross proceeds of $250,000. The Secured Convertible Debenture matured July 31, 2007, had a 10% interest rate with a minimum interest amount of $25,000 due at Maturity, and was convertible, in whole or in part, into shares of common stock at a conversion price $0.25 per share. The shares issued in conjunction with the Secured Convertible Debenture were valued at $250,000 based on the price of the stock issued at the most recent private placement offering and were recorded as additional paid in capital. The discount of $250,000 was being amortized using the effective interest rate method over the term of the indebtedness. Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", we recorded an interest expense of $0 upon the issuance of the Secured Convertible Debentures attributable to the beneficial conversion feature as the value of the shares exceeded the face value of the Secured Convertible Debenture. In July 31, 2007, the Secured Convertible Debenture along with accrued interest converted into 1,100,000 shares of common stock. The effective interest rate, which includes the value of the shares as well as the minimum interest amount of $25,000, was 241.5%.

9. UNSECURED CONVERTIBLE PROMISSORY NOTE

In July 2007, we issued a $1,100,000 unsecured convertible promissory note ("Unsecured Convertible Promissory Note") to one institutional investor for gross proceeds of $1,100,000. The Unsecured Convertible Promissory Note matures September 30, 2008, has an 8% interest rate, payable in cash quarterly, and is convertible, in whole or in part, into units, with each unit ("Unit") priced at $1.00 and consisting of one share of common stock and one warrant, exercisable at $1.25 per share maturing three years from issuance. We may prepay the Unsecured Convertible Promissory Note at any time prior to maturity with no penalty. We may, but only at maturity, elect to repay the Unsecured Convertible Promissory Note in Units valued at $1.00 per Unit. Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, Application of Issue No. 98-5 in Certain Convertible Instruments, we recorded $1,067,274 upon the issuance of the Unsecured Convertible Promissory Note attributable to the beneficial conversion feature as additional paid in capital. The discount is being amortized using the effective interest rate method over the term of the indebtedness.

10. PROMISSORY NOTE

On April 27, 2007, we purchased a truck to be used by our pumper in our Oklahoma properties by issuing a promissory note (the "Promissory Note") to a bank secured by the truck. The Promissory Note matures October 27, 2010, has a variable interest rate of Prime plus 1.0%, and has monthly principal and interest payments totaling $366. As of June 30, 2008, the interest rate on the Promissory Note was 6.25%.

The following table summarizes the balance of the note at June 30, 2008:

Promissory Note Outstanding at June 30, 2008	$9,078
Less Current Portion	3,657
$5,421

11. COMMITMENTS AND CONTINGENCIES

Pursuant to our Agreement with Gold and Empesa, we are considered the operators of the Rosablanca concession and will pay all costs associated with drilling and testing of the first well on the Rosablanca. If we do not complete drilling of the first well by December 26, 2008, and we do not receive extensions from the ANH, we may lose our entire interest in the concession and the $144,000 letter of credit we previously issued. However, we would be entitled to receive the balance of the $1,200,000 deposit ($1,026,982 as of June 30, 2008) that we have in trust with the ANH. After drilling the first well, we are required to provide the ANH with a budget and program for drilling successive wells. The concession with the ANH shall remain in effect as long as we meet our time obligations to drill each well that we present to the ANH. We anticipate that we will need to raise at least $2,000,000 of additional capital to complete the first well.

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

Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasing stringent regulations could require the Company to make additional unforeseen environmental expenditures.

The Company maintains insurance coverage that it believes is customary in the industry, although it is not fully insured against all environmental risks.

The Company is not aware of any environmental claims existing as of June 30, 2008, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's property.

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

Future minimum rental payments required as of June 30, 2008 under operating leases are as follows by year:

Year	Amount
2009	$44,474
2010	46,215
2011	27,459
Totals	$118,148

Rental expense charged to operations totaled $9,571 and $3,050 for the three months ended June 30, 2008 and June 30, 2007, respectively and $19,653 and $6,075 for the six months ended June 30, 2008 and June 30, 2007, respectively

LEGAL PROCEEDINGS

The Company is not a party to any litigation that has arisen in the normal course of its business and that of its subsidiaries.

12. EQUITY TRANSACTIONS

Unit Offering
In June and July 2007, for gross proceeds of $925,000, we issued 925,000 shares of common stock and 1,387,500 warrants, exercisable at $1.50 per share expiring on June 31, 2010 to two accredited investors and one institutional investor.

Common Stock Offering
In April and May 2007, for gross proceeds of $475,000, we issued 1,187,500 shares of our common stock at a price per share of $0.40 to nine accredited investors and entities.

Cimarrona Acquisition
On April 8, 2008, pursuant to the Purchase Agreement with Sunstone Corporation whereby the Company acquired from Sunstone 100% of the membership interests in Cimarrona, the Company issued to Sunstone 2,750,000 shares of the Company's common stock and a warrant to purchase 1,125,000 shares of the Company's common stock exercisable at $1.25 per share and expiring April 8, 2013. In addition, the Company issued 50,000 shares of common stock to Energy Capital Solutions, LP for their role as financial advisor and $22,500 and 100,000 shares of common stock to Larry Ray, an individual, as a finder's fee. The fair value of the warrants and shares was capitalized as part of the acquisition cost of Cimarrona.

13. MAJOR CUSTOMERS

During the three and six months ended June 30, 2008 and June 30, 2007, one customer, Sunoco, Inc., accounted for 100.0% of our oil and gas sales from our Osage property in Oklahoma. During the three and six months ended June 30, 2008, one customer, Hocol. S.A., accounted for 100% of our oil and gas sales from our Cimarrona property. During the three and six months ended June 30, 2008, the operator of the Cimarrona property, Pacific Rubiales Energy Corp., accounted for 100% of our pipeline sales from our Cimarrona property.

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

There are no legally restricted assets for the settlement of asset retirement obligations. A reconciliation of the Company's asset retirement obligations for the periods presented is as follows:

		Three Months Ended		Six Months Ended
	Year Ended	June 30,		June 30,
	December 31,	2008	2007	2008	2007
	2007	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Beginning Balance	$15,043	$16,961	$15,419	$16,547	$15,043
Incurred during the period
Additions for new wells
Accretion Expense	1,504	414	376	828	752
Ending Balance	$16,547	$17,375	$15,795	$17,375	$15,795

15. SUBSEQUENT EVENTS

On July 2, 2008, we entered into an independent contractor agreement with E. Peter Hoffman, Jr. ("Hoffman") pursuant to which Hoffman has agreed to provide us with various financial advisory work over the next twelve months for which he received compensation of 1,000,000 shares of our common stock. Based upon the closing stock price of $0.50 on July 2, 2008, the shares are valued at $500,000. Prior to this agreement, Hoffman owned 5,040,000 shares of our common stock that he had previously purchased in private transactions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

In June 2007, we entered into an agreement with Gold and Empesa, whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the ANH to Gold in June, 2007. Under the Agreement, we are the operators of the concession and will pay all costs associated with drilling and testing of the first well on the Rosablanca project. Revenues generated from the first well will be allocated 50% to us, 40% to Gold and 10% to Empesa. If we do not complete drilling of the first well by December 26, 2008, and do not get further extensions from the ANN, we may lose our entire interest in the concession. On each additional well, we will contribute 50% of the costs, Gold will contribute 40% of the costs and Empesa will contribute 10% of the costs. Revenues will be allocated according to the above percentages. If any party doesn't contribute its share of the costs, its revenue interest will automatically be transferred to the party that provides the capital. In August 2007, we (i) paid $1,200,000 to Gold representing the funds that Gold had previously issued to a trust established by the ANH to use for drilling the first well for the Rosablanaca concession and (ii) issued a letter of credit in the amount of $144,000 for the benefit of Gold's bank in Colombia representing the guarantee required by the ANH. We anticipate that the total cost of drilling the first well to be approximately $2,500,000 to $3,000,000, of which $1,200,000 has already been deposited in trust with the ANH to be used for the first well. In accordance with the ANH, we must spend at least $1,200,000 on expenses relating to the first well, the amount already deposited in trust, by December 26, 2008. If we do not spend that amount and are unable to get any extensions from the ANH, we may lose the $144,000 letter of credit we previously issued.

In April 2008, we entered into a membership interest purchase agreement (the "Purchase Agreement") with Sunstone Corporation ("Sunstone") pursuant to which the Company acquired from Sunstone 100% of the membership interests in Cimarrona Limited Liability Company, an Oklahoma limited liability company ("Cimarrona LLC"). Cimarrona LLC is the owner of a 9.4% interest in certain oil and gas assets in the Guaduas field, located in the Dindal and Rio Seco Blocks that covers 30,665 acres in the Middle Magdalena Valley in Colombia. The Purchase Agreement was effective as of April 1, 2008. The purchase price consisted of 2,750,000 shares of the Company's common stock and a warrant to purchase 1,125,000 shares of the Company's common stock exercisable at $1.25 per share and expiring April 8, 2013. In February 2008, The Company previously provided a $100,000 deposit to Sunstone, which was returned to the Company in conjunction with closing of the transaction. In connection with the Purchase Agreement, the Company also issued 50,000 shares of the Company's common stock to Energy Capital Solutions, LP for their role as financial advisor and $22,500 and 100,000 shares to Larry Ray, an individual, as a finder's fee. The foregoing securities were issued pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder and a restrictive legend was placed thereon. The Cimarrona property is subject to an Ecopetrol Association Contract whereby we pay Ecopetrol royalties of 20% of the oil produced. The royalty amount is paid in oil. In addition, according to the Association Contract in 2022, Ecopetrol may, for no consideration, become the sole operator and owner of the field, at which time we will have no economic interest remaining in this property.

We anticipate that we will need to raise a minimum of $4,500,000 to provide the cash requirements for the next twelve months to commence drilling in Colombia and expand our operations in Colombia. Should we not be able to raise the entire sum, we may lose our Rosablanca concession and our ability to participate in our other Colombian projects. We believe that, without additional capital, our current production in our Osage and Cimarrona properties are sufficient to cover well operating expenses and most of our overhead.

We have made a deposit of $82,000 on a property in Hansford County, Texas. We are obligated to incur an additional $573,810 for the property by June 30, 2008 consisting of purchasing of additional contiguous leases and depositing funds in escrow for drilling and completion of the first well. If we do not fulfill our obligations, the seller may void the agreement at any time after December 31, 2008 and return 90% of all payments received. We do not anticipate incurring additional expenses on this property until we have raised sufficient capital for our Rosablanca project and as such, we may lose 10% of our initial funding. As of August 13, 2008, we have not received an extension from the seller. We are in discussions with the Seller about continuation of the agreement.

As of June 30, 2008, we have a note receivable due December 2009 totaling $142,500 that was issued in conjunction with a change of control in December 2006. As of June 30, 2008, none of the outstanding receivable amount is from related parties.

We have undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) acquiring producing properties, (b) increasing our current production, (c) controlling overhead and expenses and (d) raising additional capital and/or obtaining financing.

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

Results of Operations

Three Months ended June 30, 2008 compared to Three Months ended June 30, 2007

	Three Months Ended June 30,
	2008		2007
	Amount	Percentage	Amount	Percentage
Oil & Gas Sales	$874,520	80.9%	$92,443	100.0%
Pipeline Sales	206,807	19.1%		0.0%
Total Revenues	$1,081,327	100.0%	$92,443	100.0%

Operating Expenses
Operating Expenses	353,233	32.7%	27,536	29.8%
Non Cash Compensation Expense	849,930	78.6%		0.0%
Depreciation, Depletion and Accretion	61,528	5.7%	2,240	2.4%
General & Administrative Expenses	378,702	35.0%	172,808	186.9%
Total Operating Costs and Expenses	1,643,393	152.0%	202,584	219.1%

Operating Loss	(562,066)	-52.0%	(110,141)	-119.1%

Other Expenses	(194,475)	-18.0%	(150,227)	-162.5%

Loss before income Taxes	(756,541)	-70.0%	(260,368)	-281.7%

Provision for Income Taxes	83,670	7.7%		0.0%

Net Loss	$(840,211)	-77.7%	$(260,368)	-281.7%

Comprehensive Loss	$(973,773)	-90.1%	$(260,368)	-281.7%

Revenues from oil sales were $874,520, an increase of $782,077, or 846.0%, in the quarter ended June 30, 2008 compared to $92,443 of oil sales in the quarter ended June 30, 2007 primarily due the Cimarrona property which was acquired on April 1, 2008. In the quarter ended June 30, 2008, we also recognized pipeline revenues of $206,807 relating to the pipeline on our Cimarrona property. In the quarter ended June 30, 2008, we sold a total of 7,000 BOE equivalents in Colombia at an average gross price of $115.47 and 985 BOE in the United States at an average gross price of $122.53. In the quarter ended June 30, 2007, we sold a total of 1,940 BOE in the United States at an average gross price of $63.16.

Our operating expenses were $353,233 for the quarter ended June 30, 2008 with approximately $312,982 attributable to our Cimarrona property, compared to operating expenses of $27,536 in the quarter ended June 30, 2007, which were entirely attributable to our Osage property.

Non cash compensation expense was $849,930 and zero in the quarter ended June 30, 2008 and June 30, 2007, respectively as the non-cash compensation expense related to the amortization of the value of shares issued to two employees in November 2007 and the value of the shares issued to two consultants in June 2008.

General and administrative expenses were $378,702 and $172,808 in the quarter ended June 30, 2008 and June 30, 2007, respectively. The $205,894 increase, or 119.2%, is primarily attributable to the Company's Cimarrona property which was acquired April 1, 2008 and expenses relating to the Rosablanca property. General and administrative expenses as a percentage of total revenues decreased to 35.0% in the quarter ended June 30, 2008 from 186.9% in the quarter ended June 30, 2007.

Depreciation, depletion and accretion were $61,528 in the quarter ended June 30, 2008 compared to $2,240 in the quarter ended June 30, 2008, primarily due to depreciation and depletion relating to the Cimarrona property.

Loss from operations was $562,066 and $110,141 for the quarter ended June 30, 2008 and June 30, 2007, respectively.

Interest expense was $250,566 and $154,282 in the three months ended June 30, 2008 and June 30, 2007, respectively. Interest expense in the three months ended June 30, 2008 and June 30, 2007 consisted primarily of $216,790 and $138,720 amortization of the value of the shares issued with the $250,000 Secured Convertible Debenture, respectively.

Provision for income taxes was $83,670 and $0 for the three months ended June 30, 2008 and June 30, 2007, respectively.

Net loss was $840,211 and $260,368 for the three months ended June 30, 2008 and June 30, 2007, respectively.

Foreign currency translation loss was $133,562 and $0 for the three months ended June 30, 2008 and June 30, 2007, respectively. Comprehensive loss was $973,773 and $260,368 for the three months ended June 30, 2008 and June 30, 2007, respectively.

Six Months ended June 30, 2008 compared to Three Months ended June 30, 2007

	Six Months Ended June 30,
	2008		2007
	Amount	Percentage	Amount	Percentage
Oil & Gas Sales	$909,086	81.5%	$162,700	100.0%
Pipeline Sales	206,807	18.5%		0.0%
Total Revenues	1,115,893	100.0%	162,700	100.0%

Operating Expenses
Operating Expenses	371,655	33.3%	50,049	30.8%
Non Cash Compensation Expense	1,531,860	137.3%		0.0%
Depreciation, Depletion and Accretion	64,261	5.8%	3,269	2.0%
General & Administrative Expenses	777,311	69.7%	258,981	159.2%
Total Operating Costs and Expenses	2,745,087	246.0%	312,299	191.9%

Operating Loss	(1,629,194)	-146.0%	(149,599)	-91.9%

Other Expenses	(418,244)	-37.5%	(516,372)	-317.4%

Loss before Income Taxes	(2,047,438)	-183.5%	(665,971)	-409.3%

Provision for Income Taxes	83,670	7.5%	—	0.0%

Net Loss	$(2,131,108)	-191.0%	$(665,971)	-409.3%

Comprehensive Loss	$(2,139,699)	-191.7%	$(665,971)	-409.3%

Revenues from oil sales were $909,086, an increase of $746,386, or 458.7%, in the six months ended June 30, 2008 compared to $162,700 of oil sales in the six months ended June 30, 2007 primarily due the Cimarrona property which was acquired on April 1, 2008. In the six months ended June 30, 2008, we also recognized pipeline revenues of $206,807 relating to the pipeline on our Cimarrona property. In the six months ended June 30, 2008, we sold a total of 7,000 BOE equivalents in Colombia at an average gross price of $115.47 and 1,474 BOE in the United States at an average gross price of $112.98. In the six months ended June 30, 2007, we sold a total of 3,565 BOE in the United States at an average gross price of $60.51.

Our operating expenses were $371,655 for the quarter ended June 30, 2008 with approximately $312,982 attributable to our Cimarrona property, compared to operating expenses of $50,049 in the six months ended June 30, 2007, which were entirely attributable to our Osage property.

Non cash compensation expense was $1,531,860 and zero in the six months ended June 30, 2008 and June 30, 2007, respectively as the non-cash compensation expense related to the amortization of the value of shares issued to two employees in November 2007 and the value of the shares issued to two consultants in June 2008.

General and administrative expenses were $777,311 and $258,981 in the six months ended June 30, 2008 and June 30, 2007, respectively. The $518,330 increase, or 200.1%, is primarily attributable to the Company's Cimarrona property which was acquired April 1, 2008 and expenses relating to the Rosablanca property. General and administrative expenses as a percentage of total revenues decreased to 69.7% in the quarter ended June 30, 2008 from 159.2% in the quarter ended June 30, 2007.

Depreciation, depletion and accretion were $64,261 in the six months ended June 30, 2008 compared to $3,269 in the quarter ended June 30, 2008, primarily due to depreciation and depletion relating to the Cimarrona property.

Loss from operations was $1,629,194 and $149,599 for the six months ended June 30, 2008 and June 30, 2007, respectively.

Interest expense was $501,134 and $520,841 in the six months ended June 30, 2008 and June 30, 2007, respectively. Interest expense in the six months ended June 30, 2008 consisted primarily of $433,580 amortization of the value of the shares issued with the $250,000 Secured Convertible Debenture, while interest expenses for the six months ended June 30, 2007 consisted primarily of $169,683 and $111,481 of the beneficial conversion feature and the value of the warrants, respectively, of the Convertible Debentures and $64,024 amortization of the value of the shares issued with the $250,000 Secured Convertible Debentures.

Provision for income taxes was $83,670 and $0 for the six months ended June 30, 2008 and June 30, 2007, respectively.

Net loss was $2,131,108 and $665,971 for the six months ended June 30, 2008 and June 30, 2007, respectively.

Foreign currency translation loss was $8,591 and $0 for the six months ended June 30, 2008 and June 30, 2007, respectively. Comprehensive loss was $2,139,700 and $665,971 for the six months ended June 30, 2008 and June 30, 2007, respectively.

Liquidity and Capital Resources

At June 30, 2008, we had working capital of $1,014,213 consisting primarily of $1,026,982 in Colombian deposits and $978,489 in cash and cash equivalents, offset by $880,827 of the Unsecured Convertible Promissory Note, representing $1,100,000 face value less $219,173 of unamortized discount and $541,187 of joint operating account payable to Pacific Rubiales, the operator of the Cimarrona property.

We have raised in excess of $2,500,000 in gross proceeds through various debt and equity financings since January 1, 2007 and have used the majority of the net proceeds for costs related to our Rosablanca project in Colombia, as well as for working capital purposes and professional fees both in the United States and in Colombia.

Net cash used by operating activities totaled $522,850 for the six months ended June 30, 2008 compared to net cash used by operating activities of $60,438 for the six months ended June 30, 2007. The major components of the net cash used in operating activities in the six months ended June 30, 2008 were the net loss of $2,131,108, offset by $1,363,860 amortization of deferred compensation and $433,580 of the beneficial conversion feature of the $1,100,000 Unsecured Promissory Note. The major component of the net cash used in operating activities in the six months ended June 30, 2007 was the net loss of $665,971, offset by $203,383 and $202,744 of the beneficial conversion feature of the convertible debenture and the amortization of the value of the shares issued with the Convertible Debenture, respectively, that converted into shares of our common stock in 2007.

Net cash used provided by investing activities in the six months ended June 30, 2008 was $654,739 and consisted primarily of the beginning cash acquired with Cimarrona of $480,793 on April 1, 2008, the return of $140,000 deposit on a transaction that did not close and $66,863 of interest earned on Colombian Bonds. Net cash used in investing activities for the six months ended June 30, 2007 consisted of $4,671 purchase of office equipment.

Net cash provided by financing activities totaled $165,646 for the six months ended June 30, 2008 and consisted primarily of $167,375 of payments received on stock purchase notes receivable. Net cash provided by financing activities totaled $245,860 for the six months ended June 30, 2007 and consisted primarily of the $250,000 gross proceeds from the issuance of the Secured Convertible Debenture which converted into shares of common stock in July 3, 2007.

Net operating revenues from our oil production are very sensitive to changes in the price of oil making it very difficult for management to predict whether or not we will be profitable in the future.

We conduct no product research and development.

We operate our Osage County, Oklahoma properties through independent contractors that operate producing wells for several small oil companies. Our Cimarrona property is operated by Pacific Rubiales, who owns 90.6% of the Cimarrona property.

We are responsible for any contamination of land we own or lease. However, there may be limitations on any potential contamination liabilities as well as claims for reimbursement from third parties.

We sell all of our oil production in our Osage property to Sunoco, Inc. and in conjunction with our Cimarrona transaction, we sell all of our oil production in Colombia to Hocol, S.A. However, in the event these customers discontinued oil purchases, we believe we can replace these customers with other customers who would purchase the oil at terms standard in the industry. All of our pipeline revenues are generated from sales to Pacific Rubiales, the operator of the Cimarrona property.

Effect of Changes in Prices

Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil produced by us fluctuated significantly during the last year. Changes in the price that we receive for our oil and gas is set by market forces beyond our control as well as governmental intervention. In the United States, the average prices received by us for a BOE were $122.53 and $112.98 for the three and six months ended June 30, 2008, respectively compared to $63.16 and $60.51 for the three and six months ended June 30, 2007, respectively. In Colombia, the average price received by us for a BOE in the three months and six months ended June 30, 2008 was $115.47. The volatility and uncertainty in oil and gas prices have made it more difficult for a company like us to increase our oil and gas asset base and become a significant participant in the oil and gas industry.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of June 30, 2008 our oil producing operations were conducted in Oklahoma, United States of America and in the country of Colombia. At December 31, 2007, all of our oil production operations were conducted in Oklahoma, United States of America. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

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

Item 4.  Controls and Procedures

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial offer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC s rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial offers, as appropriate to allow timely decisions regarding required disclosure.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2008, utilizing a top-down, risk based approach described in SEC Release No. 34-55929 as suitable for smaller public companies. Based on this assessment, management has determined that the Company's internal control over financial reporting as of June 30, 2008 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company's assets that could have a material affect on the Company's financial statements are prevented or timely detected.

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

This quarterly report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

Except as indicated herein, there were no changes in the Company's internal control over financial reporting during the six months ended June 30, 2008 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

PART II -OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) The following securities were issued during the fiscal quarter and not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K:

On June 2, 2008, we issued a total of 600,000 shares of our Common Stock to two consultants. The shares were valued at $0.29 per share, the closing stock price of the Common Stock at the date of grant.

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

OSAGE EXPLORATION AND DEVELOPMENT, INC. (Registrant)

Date: August 14, 2008	By:	/s/ Kim Bradford
Kim Bradford
President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ Ran Furman
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