Form 10-Q
period 2008-09-30
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2008-11-13
CIK 1405686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
For the transition period from _____ to _____

OSAGE EXPLORTION AND DEVELOPMENT, INC.
(Exact name of small business issuer as specified in its charger)

Delaware	0-52718	26-0421736
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

2445 5th Avenue Suite 310 San Diego, CA 92101 (Address of principal executive offices)	(619) 677-3956 (Issuer’s telephone number)

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of November 11, was 40,559,775.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY
BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$972,237	$689,545
Short term Investments	122,552	$-
Colombian Deposits (Note 4)	800,577	1,029,601
Accounts Receivable	269,349	11,541
Bank CD pledged for Letter of Credit (Note 6)	144,818	147,043
Other Current Assets	97,066	-
Prepaid Expenses	87,455	64,632
Inventory	35,373	-
Deposits (Note 5)	-	140,000
Deferred Financing Costs	-	33,638
Total Current Assets	2,529,427	2,116,000

Property and Equipment, at cost (Note 2):
Oil and gas properties and equipment	2,366,969	253,641
Capitalized asset retirement costs	13,675	13,675
Other property & equipment	58,544	23,520
	2,439,188	290,836
Less: accumulated depletion, depreciation and amortization	(141,275)	(10,761)
	2,297,913	280,075

Deposits (Note 5)	82,000	82,000
Bank CD pledged for Bond	30,000	30,000

Total Assets	$4,939,340	$2,508,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$332,627	$53,491
Income Tax Payable	370,558
Accrued Expenses	111,577
Current Maturity of Promissory Note (Note 10)	3,740	3,518
Unsecured Convertible Promissory Note, net of $0 and $652,753 of unamortized discount as of September 30, 2008 and December 31, 2007, respectively (Note 9)	-	447,247
Total Current Liabilities	818,502	504,256

Promissory Note, net of Current Maturity (Note 10)	4,473	7,289
Liability for Asset Retirement Obligations (Note 14)	17,789	16,547

Commitments and Contingencies (Note 11)

Stockholders' Equity:
Common stock, $0.0001 par value, 190,000,000 shares authorized; 40,559,775 and 35,959,775 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively.	4,055	3,595

Additional-Paid-in-Capital	10,897,653	7,478,768
Deferred Compensation	(696,917)	(2,750,201)
Stock Purchase Notes Receivable	(142,500)	(309,875)
Accumulated Deficit	(5,499,705)	(2,413,373)
Accumulated Other Comprehensive Loss - Currency Translation (Loss)/Gain	(464,010)	(28,931)
	4,098,576	1,979,983

Total Liabilities and Stockholders' Equity	$4,939,340	$2,508,075

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY
STATEMENT OF OPERATIONS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating Revenues
Oil & Gas Sales	$1,558,502	$225,238	$636,199	$62,538
Pipeline Revenues	494,007	-	298,824	-
Total Operating Revenues	2,052,509	225,238	935,023	62,538

Operating Costs and Expenses
Operating Expenses	516,181	73,358	157,716	22,529
Depreciation, Depletion and Accretion	130,514	5,447	66,252	2,178
Stock Based Compensation Expense	2,221,284	-	689,424	-
General and Administrative Expenses	1,313,122	401,748	522,618	143,546
Total Operating Costs and Expenses	4,181,101	480,553	1,436,010	168,253

Operating (Loss)	(2,128,592)	(255,315)	(500,987)	(105,715)

Other Income (Expenses):
Interest Income	109,190	46,702	30,829	42,233
Interest Expense	(754,446)	(797,272)	(253,312)	(276,431)
Other	3,802		866
(Loss) before Income Taxes	(2,770,046)	(1,005,885)	(722,604)	(339,913)

Provision for Income Taxes	316,287	-	232,617	-

Net (Loss)	(3,086,333)	(1,005,885)	(955,221)	(339,913)

Other Comprehensive Income, net of tax:
Foreign Currency Translation Adjustment	(435,079)	(31,795)	(426,488)	(31,795)
Other Comprehensive Income	(435,079)	(31,795)	(426,488)	(31,795)

Comprehensive (Loss)	$(3,521,412)	$(1,037,680)	$(1,381,709)	$(371,708)

Basic and Diluted Loss per Share	$(0.08)	$(0.03)	$(0.02)	$(0.01)

Weighted average number of common share and common share equivalents used to compute basic and dilluted Loss per Share	38,070,359	31,240,867	39,459,775	32,986,677

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY
STATEMENT OF CASH FLOWS

	2008	2007
	(unaudited)	(unaudited)

Cash flows from Operating Activities:
Net (Loss)	$(3,086,333)	$(1,005,885)
Adjustments to reconcile net (loss) to net cash used by operating activites:
Beneficial Conversion of Convertible Debenture	652,753	365,032
Amortization of shares issued with Secured Convertible Debenture		250,000
Amortization of Warrants issued with Convertible Debenture		111,481
Amortization of Deferred Compensation	2,053,284
Shares issued for services	168,000
Accretion of Asset Retirment Obligation	1,242	1,128
Amortization of Deferred Financing Costs	33,638	10,067
Issuance of shares for Accrued Interest		58,700
Provision for depletion, depreciation amortization and valuation allowance	130,514	5,447
Changes in operating assets and liabitlies:
(Increase) in accounts receivable	(197,188)	(5,209)
(Increase) in other current assets	(34,298)
(Increase) in inventory	(29,399)
(Increase) in prepaid expenses	(22,823)	(89,176)
Increase/(Decrease) in bank overdraft		(4,138)
Increase/(decrease) in accounts payable and accrued expenses	240,099	(26,102)
Net cash used by operating activities	$(90,511)	$(328,655)

Cash flows from Investing Activities:
Bank CD pledged for Letter of Credit		(144,000)
Investments in pipeline	(421,880)
Cash acquired with Cimarrona Acquisition	480,793
Return of deposit made on potential asset acquisition	140,000
Purchase of Non Oil & Gas property	(35,024)	(17,717)
Interest earned on Bank CD pledged for Letter of Credit	2,225	(1,226)
Interest earned on Colombian Bonds	4,970
Maturity of Colombian Bonds	77,602
Investment in Colombian Deposits	229,024	(1,116,791)
Investments made on Colombian Oil & Gas Properties	165,791	(52,344)
Net cash provided (used) by investing activities	643,501	(1,332,078)

Cash flows from Financing Activities:
Proceeds from issuance of Stock and Warrant Units		860,250
Proceeds from issuance of Common Stock		427,500
Proceeds from issuance of Unsecured Convertible Promissory Note		1,100,000
Payment of Debt Offering Costs		(55,000)
Proceeds from payment on Stock Purchase Notes Receivable	167,375	250
Proceeds from issuance of Secured Convertible Debenture		250,000
Proceeds from issuance of Promissory Note		13,046
Payments on Promissory Notes	(2,594)	(1,087)
Net cash provided by financing activities	164,781	2,594,959

Effect of exchange rate on cash and cash equivalents	(435,079)	(31,795)

Net increase (decrease) in cash and cash equivalents	282,692	902,431

Cash and Cash equivalents beginning of period	$689,545	$-

Cash and Cash equivalents at end of period	$972,237	$902,431

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payment for Interest	66,813	21,171
Cash Payment for Taxes	317,590	-

Non-Cash Transactions:
Shares issued with Secured Convertible Debenture		250,000
Shares issued upon conversion of Secured Convertible Debenture and accrued interest		275,000
Purchase of Truck for Promissory Note		13,046
Shares and Warrants issued in connection with acquisition of Cimarrona	2,128,845
Shares issued upon conversion of Unsecured Convertible Promissory Note	1,100,000

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 (unaudited)

1. BASIS OF PRESENTATION

Osage Exploration and Development, Inc. (“Osage” or the “Company”) has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted (GAAP) in the United States of America (“USA”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K. These financial statements should be read together with the financial statements and notes in the Company’s 2007 Form 10-KSB filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the USA have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

The Company has incurred significant losses and had negative cash flow from operations in the last three years and in the nine months ended September 30, 2008 and an accumulated deficit of $5,499,705 (unaudited) at September 30, 2008 and $2,413,373 at December 31, 2007. Substantial portions of the losses are attributable to legal and professional fees as well as interest expense. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Recent Pronouncements

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘SFAS”) SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. The Company has implemented SFAS No. 157 and believes it did not have a material impact on its consolidated financial statements.

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

Income Tax

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2008. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its portfolio of income tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders equity.

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

Our provision for income taxes on a consolidated basis was $232,617 and $316,287 for the three months and nine months ended September 30, 2008, respectively. We did not have a tax provision for the three and nine months ended September 30, 2007. Our tax provision in 2008 arises entirely from income taxes due in Colombia. Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore has recorded no tax provision related to its US operations for the current period.

2. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(Unaudited)

Properties subject to amortization	$2,073,546	$103,177
Properties not subject to amortization	293,423	150,464
Capitalized asset retirement costs	13,675	13,675

Accumulated depreciation and depletion	(125,819)	(4,751)

Oil & Gas Properties, Net	$2,254,825	$262,565

3. GEOGRAPHICAL INFORMATION

The following table sets forth revenues (Unaudited) for the periods reported and assets by geographic location:

	United States	Colombia	Consolidated
September 30, 2008
Revenues (quarter ended September 30, 2008)	$86,369	$848,654	$935,023
Revenues (nine months ended September 30, 2008)	211,749	1,840,760	2,052,509
Long Lived Assets	$141,189	$2,156,724	$2,297,913

September 30, 2007
Revenues (quarter ended September 30, 2007)	$62,538	$-	$62,538
Revenues (nine months ended September 30, 2007)	225,238	-	225,238
Long Lived Assets	$126,327	$52,344	$178,671

4. COLOMBIAN DEPOSITS

In June 2007, we entered into an agreement (the “Agreement”) with Gold Oil, Plc (“Gold”) and Empesa Petrolera de Servicios y Asesorias, S.A. (“Empesa), whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the Agencia Nacional de Hidrocarburos (“ANH”) to Gold in June 2007. Under the Agreement, we are the operators of the concession and will pay all costs associated with drilling and testing of the first well on the Rosablanca project. Revenues generated from the first well will be allocated 50% to us, 40% to Gold and 10% to Empesa. If we do not complete drilling of the first well by December 26, 2008, and we do not receive extensions from the ANH, we may lose our entire interest in the concession. On each additional well, we will contribute 50% of the costs, Gold will contribute 40% of the costs and Empesa will contribute 10% of the costs. Revenues will be allocated according to the above percentages. If any party doesn’t contribute its share of the costs, its revenue interest will automatically be transferred to the party that provides the capital. In August 2007, we (i) paid $1,200,000 to Gold representing the funds that Gold had previously issued to a trust established by the ANH to use for drilling the first well for the Rosablanaca concession and (ii) issued a letter of credit in the amount of $144,000 for the benefit of Gold’s bank in Colombia representing the guarantee required by the ANH. We anticipate that the total cost of drilling the first well to be approximately $2,500,000 to $3,000,000, of which $1,200,000 has already been deposited in trust with the ANH to be used for costs related to the first well. The balance in the trust deposit account as of September 30, 2008 is $800,577.

5. DEPOSITS

In January 2007, we placed a deposit totaling $82,000 on approximately 85% of the working interest of a natural gas property consisting of 640 acres with proved undeveloped reserves located in Hansford County, Texas. The agreement was amended in June 2007 stipulating that unless we acquired a contiguous lease by June 1, 2008 at a cost of $48,000, a second contiguous lease by August 1, 2008 for $80,000 and place $445,180 in escrow for drilling and completing the first well with actual commencement of drilling prior to September 15, 2008, the seller shall have the right to refund 90% of the initial purchase price and void the agreement. In September 2007, the seller provided us with an extension until June 30, 2008 to fulfill all of our obligations under the agreement. As of November 10, 2008 we have not received an extension from the seller. We are in discussions with the Seller about continuation of the agreement.

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

In February 2008, we entered into a letter of intent and issued a $100,000 deposit to acquire a minority position in certain producing oil and gas assets in Colombia. On April 8, 2008, we entered into a membership interest purchase agreement (the “Purchase Agreement”) with Sunstone Corporation (“Sunstone”) pursuant to which the Company acquired from Sunstone 100% of the membership interests in Cimarrona Limited Liability company, an Oklahoma limited liability company (“Cimarrona LLC”). Cimarrona LLC is the owner of a 9.4% interest in certain oil and gas assets in the Guaduas field, located in the Dindal and Rio Seco Blocks that covers 30,665 acres in the Middle Magdalena Valley in Colombia as well as a pipeline with a current capacity of approximately 20,000 barrels of oil per day. The Purchase Agreement is effective as of April 1, 2008. The purchase price consisted of 2,750,000 shares of the Company’s common stock and a warrant to purchase 1,125,000 shares of the Company’s common stock exercisable at $1.25 per share and expiring April 8, 2013. The $100,000 deposit was returned to the Company in conjunction with closing of the transaction. In addition, we issued 50,000 shares of common stock to Energy Capital Solutions, LP for their role as financial advisor and $22,500 and 100,000 shares of common stock to Larry Ray, an individual, as a finder’s fee. The Cimarrona property is subject to an Ecopetrol Association Contract whereby we pay Ecopetrol S.A. (“Ecopetrol”) royalties of 20% of the oil produced. The royalty amount is paid in oil. In addition to the royalty, according to the Association Contract, Ecopetrol may, for no consideration, become a 50% partner, once an audit of revenues and expenses indicate that the partners in the Association Contract have a received a 200% reimbursement of all historical costs to develop and operate the Guaduas field. We believe that Ecopetrol could become a 50% partner as early as the first quarter of 2009 which would effectively reduce the cash flows generated by the property by 50%. In addition, in 2022, the Association Contract with Ecopetrol terminates, at which time we will have no economic interest remaining in this property. The property and the pipeline are both operated by Pacific Rubiales Energy Corp. (“Pacific Rubiales”), which owns 90.6% of the Guaduas field. Pipeline revenues primarily relate to transportation costs charged to third party oil producers, including Pacific Rubiales.

6. BANK CD PLEDGED FOR LETTER OF CREDIT

In August 2007, we placed $144,000 in a certificate of deposit with a bank as collateral for the $144,000 letter of credit required by the ANH as more fully described in footnote 4 above. In June 2008, we received an extension from the ANH until December 26, 2008 to drill our first well. If we do not complete drilling and testing of the first well in the Rosablanca concession by December 26, 2008, and we do not receive any further extensions from the ANH, we may lose our entire interest in the concession and the $144,000 letter of credit we previously issued. The balance in the Bank CD as of September 30, 2008 is $144,818.

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

8. SECURED CONVERTIBLE DEBENTURE

On February 16, 2007, we issued a $250,000 secured convertible debenture (the “Secured Convertible Debenture”) and 300,000 shares of common stock to an institutional investor for gross proceeds of $250,000. The Secured Convertible Debenture matured July 31, 2007, had a 10% interest rate with a minimum interest amount of $25,000 due at maturity, and was convertible, in whole or in part, into shares of common stock at a conversion price $0.25 per share. The 300,000 shares issued in conjunction with the Secured Convertible Debenture were valued at $250,000 based on the price of the stock issued at the most recent private placement offering and were recorded as additional paid in capital. The discount of $250,000 was amortized using the effective interest rate method over the term of the indebtedness. Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", we recorded an interest expense of $0 upon the issuance of the Secured Convertible Debentures attributable to the beneficial conversion feature as the value of the shares exceeded the face value of the Secured Convertible Debenture. In July 31, 2007, the Secured Convertible Debenture along with accrued interest converted into 1,100,000 shares of common stock. The effective interest rate, which includes the value of the shares as well as the minimum interest amount of $25,000, was 241.5%.

9. UNSECURED CONVERTIBLE PROMISSORY NOTE

In July 2007, we issued a $1,100,000 unsecured convertible promissory note (“Unsecured Convertible Promissory Note”) to one institutional investor for gross proceeds of $1,100,000. The Unsecured Convertible Promissory Note matured September 30, 2008, had an 8% interest rate, payable in cash quarterly, and was convertible, in whole or in part, into units, with each unit (“Unit”) priced at $1.00 and consisting of one share of common stock and one warrant, exercisable at $1.25 per share maturing three years from issuance. We had the option to prepay the Unsecured Convertible Promissory Note at any time prior to maturity with no penalty. We had the option, but only at maturity, to repay the Unsecured Convertible Promissory Note in Units. At September 30, 2008, we elected to repay in full the Unsecured Convertible Promissory note by issuing 1,100,000 Units. As such, the balance of the Unsecured Convertible Promissory Note at September 30, 2008 is zero. Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, “Application of Issue No. 98-5 in Certain Convertible Instruments,” we recorded $1,067,274 upon the issuance of the Unsecured Convertible Promissory Note attributable to the beneficial conversion feature as additional paid in capital. The discount was amortized using the effective interest rate method over the term of the indebtedness.

10. PROMISSORY NOTE

On April 27, 2007, we purchased a truck to be used by our pumper in our Oklahoma property by issuing a promissory note (the “Promissory Note”) to a bank secured by the truck. The Promissory Note matures October 27, 2010, has a variable interest rate of Prime plus 1.0%, and has monthly principal and interest payments totaling $366. As of September 30, 2008, the interest rate on the Promissory Note was 6.0%.

The following table summarizes the balance of the note at September 30, 2008:

Promissory Note Outstanding at September 30, 2008	$8,213
Less Current Portion	3,740

$4,473

11. COMMITMENTS AND CONTINGENCIES

Pursuant to our Agreement with Gold and Empesa, we are considered the operators of the Rosablanca concession and will pay all costs associated with drilling and testing of the first well on the Rosablanca. If we do not complete drilling of the first well by December 26, 2008, and we do not receive extensions from the ANH, we may lose our entire interest in the concession and the $144,000 letter of credit we previously issued. However, we would be entitled to receive the balance of the $1,200,000 deposit as more fully described in Note 4 previously ($800,577 as of September 30, 2008) that we have in trust with the ANH. After drilling the first well, we are required to provide the ANH with a budget and program for drilling successive wells. The concession with the ANH shall remain in effect as long as we meet our time obligations to drill each well that we present to the ANH. We anticipate that we will need to raise at least $2,000,000 of additional capital to complete the first well.

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

The Company is not aware of any environmental claims existing as of September 30, 2008, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's property.

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

Future minimum rental payments required as of September 30, 2008 under operating leases are as follows by year:

Year	Amount
2009	$45,128
2010	46,582
2011	15,691
Total	$107,401

Rental expense charged to operations totaled $12,977 and $3,075 for the three months ended September 30, 2008 and September 30, 2007, respectively and $32,631 and $9,150 for the nine months ended September 30, 2008 and September 30, 2007, respectively

LEGAL PROCEEDINGS

The Company is not a party to any litigation that has arisen in the course of its business and that of its subsidiaries.

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

Cimarrona Acquisition
On April 8, 2008, pursuant to the Purchase Agreement with Sunstone whereby the Company acquired from Sunstone 100% of the membership interests in Cimarrona, the Company issued to Sunstone 2,750,000 shares of the Company’s common stock and a warrant to purchase 1,125,000 shares of the Company’s common stock exercisable at $1.25 per share and expiring April 8, 2013. In addition, the Company issued 50,000 shares of common stock to Energy Capital Solutions, LP for their role as financial advisor and $22,500 and 100,000 shares of common stock to Larry Ray, an individual, as a finder’s fee. The fair value of the warrants and shares were capitalized as part of the acquisition cost of Cimarrona.

13. MAJOR CUSTOMERS

During the three and nine months ended September 30, 2008 and September 30, 2007, one customer, Sunoco, Inc., accounted for 100.0% of our oil sales from our Osage property in Oklahoma. During the three and nine months ended September 30, 2008, one customer, Hocol. S.A., accounted for 100% of our oil sales from our Cimarrona property. During the three and nine months ended September 30, 2008, the operator of the Cimarrona property, Pacific Rubiales, accounted for 100% of our pipeline sales from our Cimarrona property.

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

There are no legally restricted assets for the settlement of asset retirement obligations. A reconciliation of the Company's asset retirement obligations for the periods presented is as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Year Ended	2008	2007	2008	2007
	December 31, 2007	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Beginning Balance	$15,043	$17,375	$15,795	$16,547	$15,043
Incurred during the period
Additions for new wells
Accretion Expense	1,504	414	376	1,242	1,128

Ending Balance	$16,547	$17,789	$16,171	$17,789	$16,171

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In June 2007, we entered into an agreement with Gold and Empesa, whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the ANH to Gold in June, 2007. Under the Agreement, we are the operators of the concession and will pay all costs associated with drilling and testing of the first well on the Rosablanca project. Revenues generated from the first well will be allocated 50% to us, 40% to Gold and 10% to Empesa. If we do not complete drilling of the first well by December 26, 2008, and do not get extensions from the ANH, we may lose our entire interest in the concession and the $144,000 letter of credit we previously issued. On each additional well, we will contribute 50% of the costs, Gold will contribute 40% of the costs and Empesa will contribute 10% of the costs. Revenues will be allocated according to the above percentages. If any party doesn’t contribute its share of the costs, its revenue interest will automatically be transferred to the party that provides the capital. In August 2007, we (i) paid $1,200,000 to Gold representing the funds that Gold had previously issued to a trust established by the ANH to use for drilling the first well for the Rosablanaca concession and (ii) issued a letter of credit in the amount of $144,000 for the benefit of Gold’s bank in Colombia representing the guarantee required by the ANH. We have placed $1,200,000 in trust with the ANH to be used for the first well and anticipate that we will need to raise at least an additional $2,000,000 of additional capital to complete the first well.

In April 2008, we entered into a membership interest purchase agreement (the “Purchase Agreement”) with Sunstone Corporation (“Sunstone”) pursuant to which the Company acquired from Sunstone 100% of the membership interests in Cimarrona Limited Liability Company, an Oklahoma limited liability company (“Cimarrona LLC”). Cimarrona LLC is the owner of a 9.4% interest in certain oil and gas assets in the Guaduas field, located in the Dindal and Rio Seco Blocks that covers 30,665 acres in the Middle Magdalena Valley in Colombia. The Purchase Agreement was effective as of April 1, 2008. The purchase price consisted of 2,750,000 shares of the Company’s common stock and a warrant to purchase 1,125,000 shares of the Company’s common stock exercisable at $1.25 per share and expiring April 8, 2013. In February 2008, The Company previously provided a $100,000 deposit to Sunstone, which was returned to the Company in conjunction with closing of the transaction. In connection with the Purchase Agreement, the Company also issued 50,000 shares of the Company’s common stock to Energy Capital Solutions, LP for their role as financial advisor and $22,500 and 100,000 shares to Larry Ray, an individual, as a finder’s fee. The foregoing securities were issued pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder and a restrictive legend was placed thereon. The Cimarrona property is subject to an Ecopetrol Association Contract whereby we pay Ecopetrol royalties of 20% of the oil produced. The royalty amount is paid in oil. In addition to the royalty, according to the Association Contract, Ecopetrol may, for no consideration, become a 50% partner, once an audit of revenues and expenses indicate that the partners in the Association Contract have a received a 200% reimbursement of all historical costs to develop and operate the Guaduas field. We believe that Ecopetrol could become a 50% partner as early as the first quarter of 2009 which would effectively reduce the cash flows generated by the property by 50%. In addition, in 2022, the Association Contract with Ecopetrol terminates, at which time we will have no economic interest remaining in this property. The property and the pipeline are both operated by Pacific Rubiales Energy Corp. (“Pacific Rubiales”), which owns 90.6% of the Guaduas field. Pipeline revenues primarily relate to transportation costs charged to third party oil producers, including Pacific Rubiales.

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

We have made a deposit of $82,000 on a property in Hansford County, Texas. We were obligated to incur an additional $573,810 for the property by June 30, 2008 consisting of purchasing of additional contiguous leases and depositing funds in escrow for drilling and completion of the first well. If we do not fulfill our obligations, the seller may void the agreement at any time after December 31, 2008 and return 90% of all payments received. We do not anticipate incurring additional expenses on this property until we have raised sufficient capital for our Rosablanca project and as such, we may lose 10% of our initial funding. As of November 10, 2008, we have not received an extension from the seller. We are in discussions with the Seller about continuation of the agreement.

As of September 30, 2008, we have notes receivable due December 2009 totaling $142,500 that were issued in conjunction with a change of control in December 2006. As of September 30, 2008, none of the outstanding receivable amount was from related parties.

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

Results of Operations

Three Months ended September 30, 2008 compared to Three Months ended September 30, 2007

	Three Months Ended September 30,
	2008		2007
	Amount	Percentage	Amount	Percentage

Oil & Gas Sales	$636,199	68.0%	$62,538	100.0%
Pipeline Sales	298,824	32.0%		0.0%
Total Revenues	935,023	100.0%	62,538	100.0%

Operating Expenses
Operating Expenses	157,716	16.9%	22,529	36.0%
Stock Based Compensation Expense	689,424	73.7%		0.0%
Depreciation , Depletion and Accretion	66,252	7.1%	2,178	3.5%
General & Administrative Expenses	522,618	55.9%	143,546	229.5%
Total Operating Costs and Expenses	1,436,010	153.6%	168,253	269.0%

Operating Loss	(500,987)	-53.6%	(105,715)	-169.0%

Other Expenses	(221,617)	-23.7%	(234,198)	-374.5%

Loss before income Taxes	(722,604)	-77.3%	(339,913)	-543.5%

Provision for Income Taxes	232,617	24.9%	-	0.0%

Net Loss	$(955,221)	-102.2%	$(339,913)	-543.5%

Comprehensive Loss	$(1,381,709)	-147.8%	$(371,708)	-594.4%

Revenues from oil sales were $636,199, an increase of $573,661, or 917.3%, in the three months ended September 30, 2008 compared to $62,538 of oil sales in the three months ended September 30, 2007 primarily due to the inclusion of the Cimarrona property which we acquired on April 1, 2008. In the three months ended September 30, 2008, we also recognized pipeline revenues of $298,824 relating to the pipeline on our Cimarrona property. In the three months ended September 30, 2008, we sold a total of 6,000 BOE equivalents in Colombia at an average gross price of $104.43 and 940 BOE in the United States at an average gross price of $118.61. In the three months ended September 30, 2007 we sold a total of 1,137 BOE in the United States at an average gross price of $72.95.

Our operating expenses were $157,716 for the three months ended September 30, 2008 with approximately $120,000 attributable to our Cimarrona property, compared to operating expenses of $22,529 in the three months ended September 30, 2007, which were entirely attributable to our Osage property. Operating expenses as a percentage of total revenues decreased from 36.0% in the three months ended September 30, 2007 to 16.9% for the three months ended September 30, 2008.

Stock based compensation expense was $689,424 and zero in the three months ended September 30, 2008 and September 30, 2007, respectively as the 2008 stock based compensation expense related to the amortization of the value of shares issued to two employees in November 2007.

General and administrative expenses were $522,618 and $143,546 in the three months ended September 30, 2008 and September 30, 2007, respectively. The $379,072 increase, or 264.1%, is primarily attributable to increased expenses in Colombia relating to the Company’s Rosablanca property and the Cimarrona property which was acquired April 1, 2008 as well as increased compensation expense. General and administrative expenses as a percentage of total revenues decreased to 55.9% in the three months ended September 30, 2008 from 229.5% in the three months ended September 30, 2007, primarily due to the increase in revenues.

Depreciation, depletion and accretion were $66,252 in the three months ended September 30, 2008 compared to $2,178 in the three months ended September 30, 2008, primarily due to depreciation and depletion relating to the Cimarrona property.

Loss from operations was $500,987 and $105,715for the three months ended September 30, 2008 and September 30, 2007, respectively.

Interest expense was $253,312 and $276,431 in the three months ended September 30, 2008 and September 30, 2007, respectively. Interest expense in the three months ended September 30, 2008 and September 30, 2007 consisted primarily of the amortization of the beneficial conversion feature of the $1,100,000 Unsecured Convertible Promissory Note, which converted into Units on September 30, 2008.

Provision for income taxes was $232,617 and $0 for the three months ended September 30, 2008 and September 30, 2007, respectively. All of our income tax provision relates to income in Colombia.

Net loss was $955,221 and $339,913 for the three months ended September 30, 2008 and September 30, 2007, respectively.

Foreign currency translation loss was $426,488 and $31,795 for the three months ended September 30, 2008 and September 30, 2007, respectively.

Comprehensive loss was $1,381,709 and $371,708 for the three months ended September 30, 2008 and September 30, 2007, respectively.

Nine Months ended September 30, 2008 compared to Nine Months ended September 30, 2007

	Nine Months Ended September 30,
	2008		2007
	Amount	Percentage	Amount	Percentage

Oil & Gas Sales	$1,558,502	75.9%	$225,238	100.0%
Pipeline Sales	494,007	24.1%		0.0%
Total Revenues	2,052,509	100.0%	225,238	100.0%

Operating Expenses
Operating Expenses	516,181	25.1%	73,358	32.6%
Stock Based Compensation Expense	2,221,284	108.2%		0.0%
Depreciation , Depletion and Accretion	130,514	6.4%	5,447	2.4%
General & Administrative Expenses	1,313,122	64.0%	401,748	178.4%
Total Operating Costs and Expenses	4,181,101	203.7%	480,553	213.4%

Operating Loss	(2,128,592)	-103.7%	(255,315)	-113.4%

Other Expenses	(641,454)	-31.3%	(750,570)	-333.2%

Loss before Income Taxes	(2,770,046)	-135.0%	(1,005,885)	-446.6%

Provision for Income Taxes	316,287	15.4%	-	0.0%

Net Loss	$(3,086,333)	-150.4%	$(1,005,885)	-446.6%

Comprehensive Loss	$(3,521,412)	-171.6%	$(1,037,680)	-460.7%

Revenues from oil sales were $1,558,502, an increase of $1,333,264, or 591.9%, in the nine months ended September 30, 2008 compared to $225,238 of oil sales in the nine months ended September 30, 2007 primarily due the Cimarrona property which was acquired on April 1, 2008. In the nine months ended September 30, 2008, we also recognized pipeline revenues of $494,007 relating to the pipeline on our Cimarrona property. In the nine months ended September 30, 2008, we sold a total of 13,000 equivalents in Colombia at an average gross price of $110.37 and 2,414 BOE in the United States at an average gross price of $115.17. In the nine months ended September 30, 2007, we sold a total of 4,702 BOE in the United States at an average gross price of $63.52.

Our operating expenses were $516,181 for the nine months ended September 30, 2008 with approximately $407,000 attributable to our Cimarrona property, compared to operating expenses of $22,529 in the nine months ended September 30, 2007, which were entirely attributable to our Osage property. Operating expenses as a percentage of total revenues decreased from 32.6% in the nine months ended September 30, 2007 to 25.1% for the nine months ending September 30, 2008.

Stock based compensation expense was $2,221,284 and zero in the nine months ended September 30, 2008 and September 30, 2007, respectively as the stock based compensation expense related to the amortization of the value of shares issued to two employees in November 2007 and the value of the shares issued to two consultants in June 2008.

General and administrative expenses were $1,313,122 and $401,748 in the nine months ended September 30, 2008 and September 30, 2007, respectively. The $911,374 increase, or 226.9%, is primarily attributable primarily to increased expenses in Colombia relating to the Company’s Cimarrona property which was acquired April 1, 2008 and the Rosablanca property and increased compensation expense. General and administrative expenses as a percentage of total revenues decreased to 64.07% in the nine months ended September 30, 2008 from 178.4% in the nine months ended September 30, 2008.

Depreciation, depletion and accretion were $130,514 in the nine months ended September 30, 2008 compared to $5,447 in the nine months ended September 30, 2008. The increase is primarily due to depreciation and depletion relating to the Cimarrona property.

Loss from operations was $2,128,592 and $255,315for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Interest expense was $754,446 and $797,272 in the nine months ended September 30, 2008 and September 30, 2007, respectively. Interest expense in the nine months ended September 30, 2008 consisted primarily of the amortization of the beneficial conversion of the Unsecured Convertible Promissory Note which converted into Units on September 30, 2008. Interest expense in the nine months ended September 30, 2007 consisted primarily of amortization of the value of the shares issued with the $250,000 Secured Convertible Debenture as well as the amortization of the beneficial conversion feature and the value of the warrants, respectively, of the Convertible Debentures.

Provision for income taxes was $316,287 and $0 for the nine months ended September 30, 2008 and September 30, 2007, respectively. All of our income tax provision relates to income in Colombia.

Net loss was $3,086,333 and $1,005,885 for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Foreign currency translation loss was $435,079 and $31,795 for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Comprehensive loss was $3,521,412 and $1,037,680for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Liquidity and Capital Resources

At September 30, 2008, we had working capital of $1,710,925 consisting primarily of $972,237 in cash and cash equivalents, $800,577 in Colombian deposits and $269,349 in accounts receivable, offset by $370,558 of income taxes payable, entirely related to income in Colombia, and $332,627 of accounts payable.

We have raised in excess of $2,500,000 in gross proceeds through various debt and equity financings since January 1, 2007 and have used the majority of the net proceeds for costs related to our Rosablanca project in Colombia, as well as for working capital purposes and professional fees both in the United States and in Colombia.

Net cash used by operating activities totaled $90,511 for the nine months ended September 30, 2008 compared to net cash used by operating activities of $328,655 for the nine months ended June 30, 2007. The major components of the net cash used in operating activities in the nine months ended September 30, 2008 were the net loss of $3,086,333, offset by $2,053,284 amortization of deferred stock based compensation and $652,753 of the beneficial conversion feature of the $1,100,000 Unsecured Convertible Promissory Note, which converted on September 30, 2008 into shares and warrants to purchase shares of our common stock. The major component of the net cash used in operating activities in the nine months ended September 30, 2007 was the net loss of $1,005,885, offset by $365,032 and $250,000 of the beneficial conversion feature of the convertible debenture and the amortization of the value of the shares issued with the Convertible Debenture, respectively, that converted into shares of our common stock in 2007.

Net cash used provided by investing activities in the nine months ended September 30, 2008 was $643,501 and consisted primarily of the beginning cash acquired with Cimarrona of $480,793 on April 1, 2008, the return of $140,000 deposit on a transaction that did not close, offset by $421,880 investments in pipeline. Net cash used in investing activities for the nine months ended September 30, 2007 was $1,332,078 and consisted primarily of $1,116,791 investment in Colombian deposits and the purchase of a bank CD pledged for a letter of credit for $144,000.

Net cash provided by financing activities totaled $164,781for the nine months ended September 30, 2008 and consisted primarily of $167,375 of payments received on stock purchase notes receivable. Net cash provided by financing activities totaled $2,594,959 for the nine months ended September 30, 2007 and consisted primarily of $1,100,000 gross proceeds from the issuance of the Unsecured Convertible Promissory Note, $860,250 gross proceeds from issuance of stock and warrant units, $427,500 proceeds from issuance of common stock and $250,000 gross proceeds from the issuance of the Secured Convertible Debenture.

Net operating revenues from our oil production are very sensitive to changes in the price of oil, making it very difficult for management to predict whether or not we will be profitable in the future.

We conduct no product research and development.

We operate our Osage County, Oklahoma properties through independent contractors that operate producing wells for several small oil companies. Our Cimarrona property and pipeline is operated by Pacific Rubiales, who owns 90.6% of the Cimarrona property.

We are responsible for any contamination of land we own or lease. However, there may be limitations on any potential contamination liabilities as well as claims for reimbursement from third parties.

We sell all of our oil production in our Osage property to Sunoco, Inc. and we sell all of our oil production in Colombia to Hocol, S.A. However, in the event these customers discontinued oil purchases, we believe we can replace these customers with other customers who would purchase the oil at terms standard in the industry. All of our pipeline revenues are generated from sales to Pacific Rubiales, the operator of the Cimarrona property.

Effect of Changes in Prices
Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil produced by us fluctuated significantly during the last year. Changes in the price that we receive for our oil and gas is set by market forces beyond our control as well as governmental intervention. In the United States, the average prices received by us for a BOE were $118.61 and $115.17 for the three and nine months ended September 30, 2008, respectively compared to $72.95 and $63.52 for the three and nine months ended September 30, 2007, respectively. In Colombia, the average price received by us for a BOE in the three months and nine months ended September 30, 2008 was $104.43 and $110.37, respectively. The volatility and uncertainty in oil and gas prices have made it more difficult for a company like us to increase our oil and gas asset base and become a significant participant in the oil and gas industry.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of September 30, 2008 our oil producing operations were conducted in Oklahoma, United States of America and in the country of Colombia. At December 31, 2007, all of our oil production operations were conducted in Oklahoma, United States of America. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, utilizing a top-down, risk based approach described in SEC Release No. 34-55929 as suitable for smaller public companies.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2008 is effective.

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

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

(a) None

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

OSAGE EXPLORATION AND DEVELOPMENT, INC. (Registrant)

Date: November 11, 2008	By:	/s/ Kim Bradford
Kim Bradford
President and Chief Executive Officer

Date: November 11, 2008	By:	/s/ Kim Bradford
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