Form 10-K
period 2008-12-31
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2009-03-27
CIK 1405686

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008
☐ Transition Report Pursuant to Section 13or 15(d) of The Securities Exchange Act of 1934

Commission File Number: 0-52718

OSAGE EXPLORATION & DEVELOPMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0421736
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2445 Fifth Avenue, Suite 310, San Diego, California 92101
(Address of principal executive offices) (Zip Code)

Registrant’s telephone no.:  (619) 677-3956

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:   Common Stock, par value $0.0001

Indicate by check mark is the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the issuer’s Common Stock held by non-affiliates of the registrant on March 20, 2009 was approximately $1,253,387 based on the closing price as reported on the NASD’s OTC Electronic Bulletin Board system.

As of March 23, 2009, there were 46,359,775 shares of Osage Exploration and Development, Inc., Common Stock, par value $.0001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Disclosure Format.    Yes ☐   No ☒

TABLE OF CONTENTS

PART I

Cautionary Statement

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE “SAFE HARBOR” PROVISIONS THEREOF. THEREFORE, THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FUTURE” AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED BELOW AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

Item 1. Business

Overview

Osage Exploration and Development, Inc., (“Osage” or the “Company”) is an oil and natural gas exploration and production company with proved reserves and existing production in the country of Colombia and the state of Oklahoma.   We are headquartered in San Diego, California with a field office in Oklahoma City, Oklahoma and Bogota, Colombia.

Beginning in 2007, our focus has been the country of Colombia and we anticipate most of our future growth and investments will be in Colombia.  Colombia accounted for approximately 92% and 0% of our total revenues for 2008 and 2007, respectively.

Rosablanca

In June 2007, we entered into an agreement (the “Agreement”) with Gold Oil, Plc (“Gold”) and Empesa Petrolera de Servicios y Asesorias, S.A. (“Empesa), whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the Agencia Nacional de Hidrocarburos (“ANH”) to Gold in June, 2007.  Our decision to pursue the Rosablanca project was based on the seismic data generated by the ANH that revealed multiple target opportunities.  Under the Agreement, we are considered the operator of the concession and are obligated to pay all costs associated with drilling and testing of the first well on the Rosablanca project.  Revenues generated from the first well were to be allocated 50% to us, 40% to Gold and 10% to Empesa.  In March 2009, we entered into an agreement (the “LEC Agreement”) with Lewis Energy (“LEC”) whereby LEC has agreed to provide all of the capital required to drill the first well, up to a maximum of $3,500,000.  As part of the $3,500,000 maximum investment amount by LEC, LEC has also agreed to reimburse us for certain amounts we have already spent on the first well.  Under the LEC Agreement, we assigned Lewis one-half of our 50% interest in the Rosablanca concession and have made LEC the operator.  Under the LEC Agreement, LEC shall recoup two times its investment in the first well (which shall not exceed $7,000,000) before we receive any cash flow derived from the first well.  Furthermore, as part of the LEC Agreement, we issued 5,250,000 shares of our common stock to an affiliate of LEC.  As a result of the LEC transaction, revenues and investments on all future wells in Rosablanca will be allocated 40% to Gold, 25% to LEC, 25% to us and 10% to Empesa.    If any party does not contribute its share of the costs, its revenue interest will automatically be transferred to the party that provides the capital.

In August 2007, we (i) paid $1,200,000 to Gold representing the funds that Gold had previously issued to a trust account established by the ANH to use for drilling the first well for the Rosablanaca concession and (ii) issued a letter of credit in the amount of $144,000 for the benefit of Gold’s bank in Colombia representing the guarantee required by the ANH.  We were obligated to commence drilling on the first well by December 26, 2008, which we have done.  As of December 31, 2008, we had a balance of $537,665 in the trust account.  Under the terms of the concession agreement with the ANH, we have the right to explore for up to six phases, with each phase lasting 12 months.  We already performed the first phase which was to drill the first well.  Each phase will require us to fund a new trust account and issue a letter of credit as well as perform certain tasks.  Phase 2 requires an establishment of a trust account for $790,000, of which our share is $197,500, an issuance of a letter of credit in the amount of $110,000, of which our share is $27,500 and obligated us to perform certain seismic work.  Assuming we are still in an exploration stage, Phases 3,4,5 and 6 each require the funding of a trust account in the amount of $1,200,000, of which our share will be $300,000, an issuance of a letter of credit in the amount of $144,0000, of which our share will be $36,000 and the drilling of an additional well in each phase.  The exploitation phase of the ANH concession shall remain in effect for up to 24 years, as long as we meet our timely obligations to drill each well that we present to the ANH. The royalty rate under this ANH contract is 8% for up to 5,000 barrels per day, increasing on a sliding scale to 25% if production exceeds 600,000 barrels per day.  On March 23, 2009, we announced that we have completed testing on the first well without finding producible hydrocarbons in any of the zones evaluated.

Cimarrona

In February 2008, we entered into a letter of intent and issued a $100,000 deposit to acquire a minority position in certain producing oil and gas assets in Colombia.  On April 8, 2008, we entered into a membership interest purchase agreement (the “Purchase Agreement”) with Sunstone Corporation (“Sunstone”) pursuant to which we acquired from Sunstone 100% of the membership interests in Cimarrona Limited Liability company, an Oklahoma limited liability company (“Cimarrona LLC”).  Cimarrona LLC is the owner of a 9.4% interest in certain oil and gas assets in the Guaduas field, located in the Dindal and Rio Seco Blocks that consist of twenty-one wells, of which seven are currently producing, that covers 30,665 acres in the Middle Magdalena Valley in Colombia as well as a blending facility and a pipeline with a current capacity of approximately 30,000 barrels of oil per day.  The Purchase Agreement was effective as of April 1, 2008.

The purchase price consisted of 2,750,000 shares of the Company’s common stock and a warrant to purchase 1,125,000 shares of the Company’s common stock exercisable at $1.25 per share and expiring April 8, 2013.  The $100,000 deposit was returned to the Company in conjunction with closing of the transaction.  In addition, we issued 50,000 shares of common stock to Energy Capital Solutions, LP for their role as financial advisor and $22,500 to an individual, as a finder’s fee.   The total purchase price attributable to the Cimarrona acquisition was $2,090,345.

The Cimarrona property, but not the pipeline, is subject to an Ecopetrol Association Contract (the “Association Contract”) whereby we pay Ecopetrol S.A. (“Ecopetrol”) royalties of 20% of the oil produced.  The royalty amount is paid in oil.  In addition to the royalty, according to the Association Contract, Ecopetrol may, for no consideration, become a 50% partner, once an audit of revenues and expenses indicate that the partners in the Association Contract have a received a 200% reimbursement of all historical costs to develop and operate the Guaduas field.  We believe that Ecopetrol could become a 50% partner in 2009 which would effectively reduce the cash flows generated by the property by 50%.  In addition, in 2022, the Association Contract with Ecopetrol terminates, at which time we will have no economic interest remaining in this property.  The property and the pipeline are both operated by Pacific Rubiales Energy Corp. (“Pacific Rubiales”), which owns 90.6% of the Guaduas field.  Pipeline revenues generated from Cimarrona primarily relate to transportation costs charged to third party oil producers, including Pacific Rubiales.

Osage, Oklahoma

 In 2005 we purchased 100 percent of the working interest and became the operator in certain producing oil and natural gas leases located in Osage County, Oklahoma, referred to herein as the Osage Property, which property consists of twenty three wells, ten of which are producing wells, on 480 acres from Conquest Exploration Company, LLC and Esso Oil Company of Oklahoma (“Esso”) for a total consideration of $103,177.  Our agreement with Esso, which owned 6.25% of Osage, prior to our purchase, was an oral agreement that was not reduced to writing.  As such, Esso could dispute the sale term and third parties may challenge our ownership which would challenge our ability to enforce our rights to the portion purchased from Esso.  If Esso challenges the sale, we may be required to retroactively provide Esso with 6.25% of our proceeds received from the sale of oil since 2005 (approximately $45,671 through December 31, 2008) and we may be required to provide Esso with 6.25% of any future proceeds received from sale of oil in this property.  In addition, third parties, including regulatory or governmental bodies may challenge our ownership and/or rights in the Osage Property.  Management does not believe that there is a material risk that Esso would dispute the sale term.  The interest in the Osage Property is held by Osage Energy Company, LLC, our wholly owned subsidiary.

Hansford, Texas

In January 2007, we placed a deposit totaling $82,000 on approximately 85% of the working interest of a natural gas property consisting of 640 acres with proved undeveloped reserves located in Hansford County, Texas, owned by Pearl Resources Corp.  The agreement was amended in March 2007 stipulating that unless the Company acquires a contiguous lease by June 1, 2007 for $48,000, a second contiguous lease by August 1, 2007 for $80,000 and place $445,180 in escrow for drilling and completing the first well with actual commencement of drilling prior to September 15, 2007, the seller had the right to refund 90% of all payments received and void the agreement.  In September 2007, the seller provided us with an extension until June 30, 2008 to fulfill all of our obligations under the agreement.  We have not received an extension from the seller and believe the seller will void the agreement.  We do not believe we will receive any of the $82,000 we have invested and accordingly, as of December 31, 2008, we have written down the value of the deposit to zero.

Other

In November 2007, we entered into an agreement to purchase out of bankruptcy a working interest in an oil and gas leasehold and producing wellbore in Louisiana for a purchase price of $1,400,000.  Upon the signing of the agreement, we placed a deposit totaling 10% of the total purchase price, or $140,000.  The bankruptcy court has decided it is not pursuing the sale and we received our entire $140,000 deposit back in March 2008.  We have no further obligations for this property.

We anticipate that will need to raise a minimum of $1,000,000 to provide for our cash requirements for the next twelve months including costs to complete phase 2 and fund the trust account and letter of credit for phase 3 of Rosablanca.  If we are unable to raise the entire sum and cannot fulfill our obligations under the Rosablanca concession, we may lose the concession and our ability to participate in other Colombian projects.  At present, the revenues generated from Cimarrona and Oklahoma properties are only sufficient to cover field operating expenses and a small portion of our overhead.

Background

We were organized September 9, 2004 as Osage Energy Company, LLC, an Oklahoma limited liability company.  On April 24, 2006 we merged with a non-reporting Nevada corporation trading on the Pink Sheets, Kachina Gold Corporation, which was the entity that survived the merger.  The merger was consummated through the issuance of 10,000,000 shares of our Common Stock.  The financial records of the company prior to the merger are those of Osage Energy Company, LLC.

The Nevada corporation was incorporated under the laws of Canada on February 24, 2003 as First Mediterranean Gold Resources, Inc.  The domicile of the company was changed to the State of Nevada on May 11, 2004.  On May 24, 2004, the name of the company was changed to Advantage Opportunity Corp.

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

Our principal office is located at 2445 Fifth Avenue, Suite 310 San Diego, California  92101.  Our phone number is (619) 677-3956.

Distribution Methods

We currently generate oil sales from our production operations in Colombia and in the state of Oklahoma.  In addition, we generate pipeline revenues from our Cimarrona property in Colombia.  All of the oil that we produce in Oklahoma is sold to one customer, Sunoco, Inc.  We do not have a written agreement with Sunoco.  Sunoco picks up oil from our tanks and pays us according to market prices at the time of pick up.  There is significant demand for oil and there are several companies in our area that purchase oil from small oil producers.

Currently, we only sell oil in Colombia from the Guaduas field, where we sell all of our oil production to Hocol, S.A. (“Hocol”).  We believe that, in the event Hocol discontinued oil purchases, we will be able to replace this customer with other customers who would purchase the oil at terms standard in the industry.  All of our pipeline revenues are generated from sales volumes attributable to Pacific Rubiales, the operator of the Cimarrona property.  For 2008, Hocol, Pacific and Sunoco accounted for approximately 57%, 35% and 8%, respectively, of total revenues.  For 2007, Sunoco accounted for 100% of our total revenues.

We presently have no sales of natural gas.  Should we decide to sell our production of natural gas, we will seek to enter into distribution agreements that would provide for us to tap into the distribution line of a gas distribution company, and we would be paid for our gas at the market price at the time of delivery less any transportation charge from the gas transmission company.  These charges can range widely from 5 percent to 30 percent or more of the market value of the gas depending on the availability of competition and other factors.

Research and Development

We have not allocated funds to conducting research and development activities, nor do we anticipate allocating funds to research and development in the future.

Patents, Trademarks, Royalties, Etc.

We have no patents, trademarks, licenses, concessions, or labor contracts.  Currently, we only pay royalties on the Osage Property.  In Oklahoma, we pay royalties of 18.75% of oil and gas sales, net of taxes, to the Osage Nation.  If our production increases to more than 100 barrels of oil per producing well per day, the royalty will increase to 20.0%.  The leases do not expire, and royalties are owed as long as there is production on the property.

In Cimarrona, pursuant to an Association Contract with Ecopetrol, we pay royalties of 20.0% of oil produced to Ecopetrol.  In the Rosablanca, under the ANH contract, the royalty rate is 8.0% for up to 5,000 barrels per day, increasing to 25.0% once production exceeds 600,000 barrels per day.

Government Approvals

We are required to get approval from the Oklahoma Corporation Commission and the Colombian governmental agencies before any work can begin on any well in Oklahoma and Colombia, respectively, and before production can be sold.  We have all of the required permits on the properties currently in operation.

Existing or Probable Governmental Regulations

We currently are active in the country of Colombia and the state of Oklahoma.  The development and operation of oil and gas properties is highly regulated by states and/or foreign governments.  In some areas of exploration and production, the United States government or a foreign governmental agency regulates the industry.

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

The costs of complying with state regulations include a permit for drilling a well before beginning a project.  Other compliance matters have to do with keeping the property free of oil spills and the plugging of wells when they no longer produce.  If oil spills are not cleaned up on a timely basis fines can range from a few dollars to as high as several thousand dollars.  We utilize consultants and independent contractors to visit and monitor our properties in Oklahoma on a regular basis to prevent mishaps and ensure prompt attention and, if necessary, appropriate correction and remedial activity.  The other significant cost of compliance with state regulations is the plugging of wells after their useful life.  In most instances, there is pumping equipment and pipe which can be salvaged to offset some if not all of that cost.  Plugging a well consists of pumping cement into the well bore sufficient to prevent any oil and gas zone from ever leaking and contaminating the fresh water supply.

Costs and Effects of Compliance with Environmental Laws

There is a cost in complying with environmental laws that is associated with each well that is drilled or operated, which cost is added to the cost of the operation.  Each well will have an additional cost associated with plugging and abandoning the well when it is no longer commercially viable.  The estimated costs of dismantlement and abandonment of depleted wells on our Oklahoma property are estimated to be approximately $92,000.  As of December 31, 2008, we have not incurred any dismantlement and abandonment costs.  However, we believe that the salvage value of the equipment on the wells will be sufficient in amount to offset some of such costs.

Employees

We currently have three full-time employees, including two executives: Kim Bradford, our President, Chief Executive Officer and Chief Financial Officer and Greg Franklin, our Chief Geologist.  Laura Bradford, the daughter of our President, Chief Executive Officer and Chief Financial Officer serves as our office manager.   We also utilize third parties to provide certain operational, technical, accounting, finance and administrative services.  As production levels increase, we may need to hire additional personnel or expand the use of third parties.

Facilities

We lease approximately 1,386 square feet of modern office space in San Diego, CA as corporate headquarters pursuant to a 36 month lease from February 2008.  We paid $3,682 per month for the first 12 months, increasing 3.5% in years 2 and 3.  In addition, we are responsible for any increases in building operating expenses beyond 2008 base year operating expenses.

We lease approximately 1,000 square feet of modern office space in Oklahoma City, OK consisting of a large conference room, three offices, a drafting room and a storage room.  The lease is based on a verbal agreement with a third party on a month-to-month basis for $550.

Available Information

Our Internet website address is www.osageexploration.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) are available free of charge through our Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 1A. Risk Factors

Cautionary Note on Forward Looking Statements

In addition to the other information in this annual report the factors listed below should be considered in evaluating our business and prospects. This annual report contains a number of forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and elsewhere herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Risks Relating to Our Business

We have a history of losses and may incur future losses

We have incurred significant operating losses in prior years and at December 31, 2008 we had an accumulated deficit of approximately $6.16 million. We had comprehensive losses of approximately $4.25 million and $1.79 million in 2008 and 2007, respectively. To date, we have not achieved profitability and given the level of operating expenditures and the uncertainty of revenues and margins, we may continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

We have limited operating capital

In order to continue growth and to fund our expansion plans we will require additional financing. The amount of capital available to us is limited, and may not be sufficient to enable us to fully execute our growth plans without additional fund raising. Additional financing may be required to meet our objectives and provide more working capital for expanding our development and marketing capabilities and to achieve our ultimate plan of expansion and full scale of operations.  There can be no assurance that we will be able to obtain such financing on attractive terms, if at all.

We do not intend to pay dividends to our stockholders

We do not currently intend to pay cash dividends on our common stock and do not anticipate paying any dividends at any time in the foreseeable future. At present, we will follow a policy of retaining all of our earnings, if any, to finance development and expansion of our business.

Our officers and directors have limited liability, and we are required in certain instances to indemnify our officers and directors for breaches of their fiduciary duties.

We have adopted provisions in our Certificate of Incorporation and Bylaws which limit the liability of our officers and directors and provide for indemnification by us of our officers and directors to the full extent permitted by Delaware corporate law. Our Certificate of Incorporation generally provide that our officers and directors shall have no personal liability to us or our stockholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit. Such provisions substantially limit our stockholders’ ability to hold officers and directors liable for breaches of fiduciary duty, and may require us to indemnify our officers and directors.

We face great competition.

We compete against many other energy companies, some of which have considerably greater resources and abilities. These competitors may have greater marketing and sales capacity, established distribution networks, significant goodwill and global name recognition.

Our success depends to a significant degree upon the involvement of our management, who are in charge of our strategic planning and operations. We may need to attract and retain additional talented individuals in order to carry out our business objectives.  The competition for such persons could be intense and there are no assurances that these individuals will be available to us.

Our business is subject to extensive regulation.

Many of our activities are subject to Colombian, federal, state and/or local regulation, and as these rules are subject to constant change or amendment, there can be no assurance that our operations will not be adversely affected by new or different government regulations, laws or court decisions applicable to our operations.

Government regulation and liability for environmental matters may adversely affect our business and results of operations.

Crude oil and natural gas operations are subject to extensive international, federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil and natural gas wells below actual production capacity in order to conserve supplies of crude oil and natural gas. There are international, federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of crude oil and natural gas, byproducts thereof and other substances and materials produced or used in connection with crude oil and natural gas operations. In addition, we may inherit liability for environmental damages caused by previous owners of property we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on us.

The reserves we report in our SEC filings are estimates and my prove to be inaccurate

There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values. The reserves we report in our filings with the SEC are only estimates and such estimates may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable crude oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future crude oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs. Some or all of these assumptions may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of crude oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Crude oil prices are highly volatile in general and low prices will negatively affect our financial results

Our revenues, operating results, profitability, cash flow, future rate of growth and ability to borrow funds or obtain additional capital are substantially dependent upon prevailing prices of crude oil. Lower crude oil and natural gas prices also may reduce the amount of crude oil and natural gas that we can produce economically. Historically, the markets for crude oil and natural gas have been very volatile, and such markets are likely to continue to be volatile in the future. Prices for crude oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for crude oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, including: worldwide and domestic supplies of crude oil and natural gas; the level of consumer product demand; weather conditions; domestic and foreign governmental regulations; the price and availability of alternative fuels; political instability or armed conflict in oil producing regions; the price and level of foreign imports; and overall domestic and global economic conditions.

At our Oklahoma Property, we sold oil at prices ranging from $30.85 to $142.75 per barrel in 2008 compared to a range of $53.25 to $93.75 per barrel in 2007.  In our Cimarrona property in Colombia, we sold oil at prices ranging from $26.84 to $127.19 per barrel in 2008.

Risks Relating to Trading in Our Common Stock

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including: actual or anticipated variations in our quarterly results of operations; changes in market valuations of companies in our industry; changes in expectations of future financial performance; fluctuations in stock market prices and volumes; issuances of dilutive common stock or other securities in the future; the addition or departure of key personnel; and the increase or decline in the price of oil and natural gas.  It is possible that the proceeds from sales of our common stock may not equal or exceed the prices you paid for it plus the costs and fees of making the sales.

Substantial sales of our common stock, or the perception that such sales might occur, could depress the market price of our common stock.

We cannot predict whether future issuances of our common stock or resales in the open market by current stockholders will decrease the market price of our common stock. The impact of any such issuances or resales of our common stock on our market price may be increased as a result of the fact that our common stock is thinly, or infrequently, traded.  The exercise of any options, warrants or the vesting of any restricted stock that we may grant to directors, officers, employees and consultants in the future, the issuance of common stock in connection with acquisitions and other issuances of our common stock could have an adverse effect on the market price of our common stock. In addition, future issuances of our common stock may be dilutive to existing stockholders. Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could lower the market price of our common stock.

Our common stock is considered to be a “penny stock” security under the Exchange Act rules, which may limit the marketability of our securities

Our securities are considered low-priced or "designated" securities under rules promulgated under the Exchange Act. Under these rules, broker/dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker/dealers’ duties, the customer's rights and remedies, certain market and other information, and make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker/dealers must also disclose these restrictions in writing to the customer and obtain specific written consent of the customer, and provide monthly account statements to the customer. The likely effect of these restrictions is a decrease in the willingness of broker/dealers to make a market in the stock, decreased liquidity of the stock and increased transaction costs for sales and purchases of the stock as compared to other securities.

Item 1B. Unresolved Staff Comments

None

Item 2.Properties

The principal assets of the Company consist of proved and unproved oil and gas properties, a pipeline and oil and gas production related equipment.  Our oil and gas properties are located in the country of Colombia and in the state of Oklahoma.  Our pipeline is located in Colombia.

Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property.  Undeveloped properties do not presently have sufficient wells to recover the estimated reserves.

The Company's estimated future net recoverable oil and gas reserves from proved reserves, both developed and undeveloped properties, were assembled by independent petroleum engineers, Petrotech Engineering Ltd for the Cimarrona Property as of December 31, 2008, Fletcher Lewis Engineers, Inc. and Raja Reddy Petroleum for the Osage Property for 2008 and 2007, respectively and are as follows:

	Crude Oil (BBLs)			Natural Gas (MCF)
	Colombia	United States	Total	Colombia	United States	Total
December 31, 2008	327,778	44,633	372,411	590,696	-	590,696
December 31, 2007	-	157,066	157,066	-	200,922	200,922

Using year-end oil and gas prices and lease operating expenses, the estimated value of future net revenues to be derived from the Company’s proved developed oil and gas reserves, discounted at 10%, were $8,295,000 for the Cimarrona Property at December 31, 2008 and $717,906 for the Osage Property at December 31, 2008.

The Company’s net oil and gas production after royalty and other working interests for 2008 and 2007 were as follows:

	Crude Oil (BBLs)			Natural Gas (MCF)
	Colombia	United States	Total	Colombia	United States	Total
December 31, 2008	23,491	3,376	26,867	-	-	-
December 31, 2007		5,649	5,649	-	-	-

The Company’s average gross sales prices per barrel of crude oil and production costs per equivalent barrel for 2008 and 2007 were as follows:

	Average Sales Price			Average Production Costs
	Colombia	United States	Combined	Colombia	United States	Combined
December 31, 2008	$89.37	$99.05	$90.71	$27.66	$19.82	$26.58
December 31, 2007	$-	$67.66	$67.66		$16.98	$16.98

The following summarizes the developed leasehold acreage held by the Company as of December 31, 2008 and 2007.  Gross acres are the total number of acres in which the Company has a working interest.  Net acres are the sum of the Company’s fractional interests owned in the gross acres.  Developed acreage is acreage in which we have leased the mineral rights for oil & gas and have drilled or re-worked wells.

	Developed Acreage			Developed Acreage
	Gross Acreage			Net Acreage
	Colombia	United States	Combined	Colombia	United States	Combined
December 31, 2008	136,265	480	136,745	55,683	480	56,163
December 31, 2007	-	480	480	-	480	480

The following summarizes the Company’s productive oil wells as of December 31, 2007 and 2008.  Productive wells are producing wells and wells capable of production.  Gross well are the total number of wells in which the Company has an interest.  Net wells are the sum of the Company’s fractional interests owned in the gross wells.

	Productive Wells			Productive Wells
	Gross Wells			Net Wells
	Colombia	United States	Combined	Colombia	United States	Combined
December 31, 2008	7.0	10.0	17.0	0.7	10.0	10.7
December 31, 2007	-	10.0	10.0	-	10.0	10.0

Productive wells are the wells that are producing oil and/or natural gas.  A non-productive well is a well which has a well bore and has not been shut-in (cemented in and capped).  This well bore may or may not be some time in the future be a candidate for a work-over.  Dry wells are wells which have been drilled and there are no oil and gas shows on the logs.  No oil or gas will ever be produced from a dry well.

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

Drilling Activity
In the last three years, we have only drilled Rosablanca #1 in Colombia, which was started in December 2008.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our securities holders during the fiscal year ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on April 5, 2005 on the Pink Sheets on an unsolicited basis only and effective February 27, 2008, our common stock began trading on the OTC Bulletin Board.  Our stock symbol changed from “OSGE.PK” to “OEDV.PK” on July 17, 2007 and again to OEDV.OB on February 27, 2008.  The high and low closing prices, as reported by the Pink Sheets and the OTC Bulletin Board, are as follows for 2007 and 2008.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year ended December 31, 2007	High	Low
First Quarter	$3.25	$1.00
Second Quarter	$3.25	$0.75
Third Quarter	$2.55	$0.40
Fourth Quarter	$1.55	$0.50

Year ended December 31, 2008
First Quarter	$1.25	$0.72
Second Quarter	$0.74	$0.26
Third Quarter	$0.81	$0.35
Fourth Quarter	$0.41	$0.12

Dividends
We have declared no cash dividends on our common stock since inception.  There are no restrictions that limit our ability to pay dividends on our common stock or that are likely to do so in the future other than the restrictions set forth in Section 170(b) of the Delaware General Corporation Law that provides that a company may declare and pay dividends upon the shares of its capital stock either (1) out of its surplus, as defined in and computed in accordance with Sections 154 and 244 of the Delaware General Corporation Law, or (2) in case there shall be no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  We have not declared, paid cash dividends, or made distributions in the past. We do not  anticipate  that  we  will  pay  cash  dividends  or  make distributions  in the  foreseeable  future.  We currently intend to retain and reinvest future earnings to finance operations.

Securities Authorized for Issuance Under Equity Compensation Plans
In June 2007, we implemented the 2007 Osage Exploration and Development, Inc. Equity-Based Compensation Plan (the “Plan”) which allows the reservation of 5,000,000 shares under the Plan.  Under this Plan, securities issued may include options, stock appreciation rights (“SARs”) and restricted stock.  During the year ended December 31, 2007, awards totaling 2,600,000 restricted stock were issued to two of our officers upon entering into employment agreements with them in November 2007.  These shares were issued outside of the Plan.

Holders

As of March 23, 2009, there were approximately 280 holders of record of our common stock, which figure does not take into account those stockholders whose certificates are held in the name of broker-dealers or other nominee accounts.

Issuer Purchase of Equity Securities

 None.

Item 6. Selected Financial Data

Not Applicables

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

In June 2007, we entered into the Agreement with Gold and Empesa, whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the ANH to Gold in June, 2007.  Our decision to pursue the Rosablanca project was based on the seismic data generated by the ANH that revealed multiple target opportunities.  Under the Agreement, we are considered the operators of the concession and are obligated to pay all costs associated with drilling and testing of the first well on the Rosablanca project.  Revenues generated from the first well were to be allocated 50% to us, 40% to Gold and 10% to Empesa.  In March 2009, we entered into the LEC Agreement with LEC whereby LEC has agreed to provide all of the capital required to drill the first well, up to a maximum of $3,500,000.  As part of the $3,500,000 maximum investment amount by LEC, LEC has also agreed to reimburse us for certain amounts we have already spent on the first well.  Under the LEC Agreement, we assigned Lewis one-half of our 50% interest in the Rosablanca concession and have made LEC the operator.  Under the LEC Agreement, LEC shall recoup two times its investment in the first well (which shall not exceed $7,000,000) before we receives any cash flow derived from the first well.  Furthermore, as part of the LEC Agreement, we issued 5,250,000 shares of our common stock to an affiliate of LEC.  As a result of the LEC transaction, revenues and investments on all future wells in Rosablanca will be allocated 40% to Gold, 25% to LEC, 25% to us and 10% to Empesa.    If any party doesn’t contribute its share of the costs, its revenue interest will automatically be transferred to the party that provides the capital.

In August 2007, we (i) paid $1,200,000 to Gold representing the funds that Gold had previously issued to a trust account established by the ANH to use for drilling the first well for the Rosablanaca concession and (ii) issued a letter of credit in the amount of $144,000 for the benefit of Gold’s bank in Colombia representing the guarantee required by the ANH.  We were obligated to commence drilling on the first well by December 26, 2008, which we have done.  As of December 31, 2008, we had a balance of $537,665 in the trust account.  Under the terms of the concession agreement with the ANH, we have the right to explore for up to six phases, with each phase lasting 12 months.  We have already performed the first phase which was to drill the first well.  Each phase will require us to fund a new trust account, and issue a letter of credit as well as perform certain tasks.  Phase 2 required an establishment of a trust account for $790,000, of which our share is $197,500, and an issuance of a letter of credit in the amount of $110,000, of which our share is $27,500 and obligated us to perform certain seismic work.  In the first quarter of 2009, we funded both the trust account and the letter of credit.  Phases 3,4,5 and 6, assuming that we are still in exploration, each require the funding of a trust account in the amount of $1,200,000, of which our share will be $300,000, an issuance of a letter of credit in the amount of $144,0000, of which our share will be $36,000 and the drilling of an additional well in each phase.  The exploitation phase of the concession with the ANH shall remain in effect for up to 24 years as long as we meet our timely obligations to drill each well that we present to the ANH. The royalty rate under this ANH contract is 8% for up to 5,000 barrels per day, increasing to 25% if production exceeds 600,000 barrels per day.  On March 23, 2009, we announced that we have completed testing on the first well without finding producible hydrocarbons in any of the zones evaluated.

In February 2008, we entered into a letter of intent and issued a $100,000 deposit to acquire a minority position in certain producing oil and gas assets in Colombia.  On April 8, 2008, we entered into (the Purchase Agreement with Sunstone pursuant to which we acquired from Sunstone 100% of the membership interests in Cimarrona LLC, the owner of a 9.4% interest in certain oil and gas assets in the Guaduas field, located in the Dindal and Rio Seco Blocks that consist of twenty-one wells, of which seven are currently producing, that covers 30,665 acres in the Middle Magdalena Valley in Colombia as well as a pipeline with a current capacity in excess of 30,000 barrels of oil per day.  The Purchase Agreement was effective as of April 1, 2008.

The purchase price consisted of 2,750,000 shares of the Company’s common stock and a warrant to purchase 1,125,000 shares of the Company’s common stock exercisable at $1.25 per share and expiring April 8, 2013.  The $100,000 deposit was returned to the Company in conjunction with closing of the transaction.  In addition, we issued 50,000 shares of common stock to Energy Capital Solutions, LP for their role as financial advisor and $22,500 to Larry Ray, an individual, as a finder’s fee.

The Cimarrona property, but not the pipeline, is subject to an Ecopetrol Association Contract (the “Association Contract”) whereby we pay Ecopetrol S.A. (“Ecopetrol”) royalties of 20% of the oil produced.  The royalty amount is paid in oil.  In addition to the royalty, according to the Association Contract, Ecopetrol may, for no consideration, become a 50% partner, once an audit of revenues and expenses indicate that the partners in the Association Contract have a received a 200% reimbursement of all historical costs to develop and operate the Guaduas field.  We believe that Ecopetrol could become a 50% partner in 2009 which would effectively reduce the cash flows generated by the property by 50%.  In addition, in 2022, the Association Contract with Ecopetrol terminates, at which time we will have no economic interest remaining in this property.  The property and the pipeline are both operated by Pacific Rubiales Energy Corp. (“Pacific Rubiales”), which owns 90.6% of the Guaduas field.  Pipeline revenues generated from Cimarrona primarily relate to transportation costs charged to third party oil producers, including Pacific Rubiales.

We anticipate that we will need to raise a minimum of $1,000,000 to provide for the cash requirements for the next twelve months including costs to complete phase 2 and fund the trust account and letter of credit for phase 3 of Rosablanca.  If we are unable to raise the entire sum and cannot fulfill our obligations under the Rosablanca concession, we may lose the concession and our ability to participate in other Colombian projects.  At present, the revenues generated from Cimarrona and Oklahoma properties are only sufficient to cover field operating expenses and a small portion of our overhead.

We have undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing; (b) increasing our current production in the Osage and Cimarrona properties and (c) controlling overhead and expenses.

There can be no assurance we will successfully accomplish these steps and it is uncertain we will achieve a profitable level of operations and/or obtain additional financing. There can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

Results of Operations

Year ended December 31, 2008 compared to year ended December 31, 2007

	2008		2007		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Oil & Gas Sales	$2,006,094	64.6%	$288,255	100.0%	$1,717,839	595.9%
Pipeline Sales	1,099,982	35.4%	-	0.0%	1,099,982	N/A
Total Revenues	3,106,076	100.0%	288,255	100.0%	2,817,821	977.5%

Operating Expenses
Operating Expenses	823,327	26.5%	95,893	33.3%	727,434	758.6%
Stock Based Compensation Expense	3,410,708	109.8%	239,799	83.2%	3,170,909	1322.3%
Depreciation , Depletion and Accretion	172,405	5.6%	7,966	2.8%	164,439	2064.3%
General & Administrative Expenses	1,713,560	55.2%	748,860	259.8%	964,700	128.8%
Total Operating Costs and Expenses	6,120,000	197.0%	1,092,518	379.0%	5,027,482	460.2%

Operating Loss	(3,013,924)	-97.0%	(804,263)	-279.0%	(2,209,661)	274.7%

Other Expenses	(728,419)	-23.5%	(960,944)	-333.4%	232,525	-24.2%

Loss before Income Taxes	(3,742,343)	-120.5%	(1,765,207)	-612.4%	(1,977,136)	112.0%

Provision for Income Taxes	-	0.0%	-	0.0%	-	N/A

Net Loss	$(3,742,343)	-120.5%	$(1,765,207)	-612.4%	$(1,977,136)	112.0%

Comprehensive Loss	$(4,250,215)	-136.8%	$(1,794,138)	-622.4%	$(2,456,077)	136.9%

Oil and Gas Sales

Revenues from oil sales were $2,006,094, an increase of $1,717,839, or 595.9%, in 2008 compared to $288,255 in 2007.  Approximately 88% of the oil revenues in 2008 were derived from the Cimarrona property which we acquired on April 1, 2008.  In 2008, we sold 24,376 barrels (“BBLs”) at an average gross price of $90.71 compared to 5,649 BBBls at an average gross price of $67.66 in 2007.

Pipeline Sales

Pipeline sales from our Cimarrona property accounted for 35.4% and 0% of total revenues in 2008 and 2007, respectively.  In 2008, we recognized pipeline sales of $1,099,982 from the transportation of approximately 5.96 million barrels (of which our share was approximately 560,000 barrels).  No pipeline sales were recognized in 2007 as Cimarrona was acquired on April 1, 2008.

Total Revenues

Total revenues were $3,106,076, an increase of $2,817,821, or 977.5%, in 2008 compared to $288,255 in the 2007.  Approximately 92% of our 2008 revenues were derived from our Cimarrona property which we acquired on April 1, 2008.  Oil and gas sales comprised 64.6% of total revenues in 2008 compared to 100% in 2007, due to the inclusion of the Cimarrona pipeline sales in 2008.

Operating Expenses

Our operating expenses were $823,327 in 2008 with approximately $530,174  attributable to our Cimarrona property, compared to operating expenses of $95,893 in 2007, which were entirely attributable to our Osage property.  Operating expenses as a percentage of total revenues decreased to 26.5% in 2008 from 33.3% in 2007.

Stock Based Compensation Expense

Stock based compensation expense was $3,410,708 and $239,799 in 2008 and 2007.  2008 Stock based compensation expense relates  to $2,742,708 for the amortization of the value of shares issued in November 2007 to two employees which vested on January 2009 and $668,000 of the value of the shares issued to three consultants in 2008.   2007 Stock based compensation expense relates to the 2007 amortization of the value of shares issued in November 2007.  All shares were valued based on the stock price at the date of issuance.

General and Administrative Expenses

General and administrative expenses were $1,713,560 and $748,460 in 2008 and 2007, respectively.  The $964,700 increase, or 128.8%, is primarily attributable to increased expenses in Colombia relating to the Rosablanca Property and the Cimarrona property which was acquired April 1, 2008 as well as increased compensation expense.  General and administrative expenses as a percentage of total revenues decreased to 55.2% in 2008 from 259.8% in 2007, primarily due to the increase in revenues.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $172,405 in 2008 compared to $7,966 in 2007, primarily due to depreciation and depletion relating to the Cimarrona property which we acquired in April 1, 2008.

Loss from Operations

Loss from operations was $3,013,924 and $804,263 in 2008 and 2007, respectively.

Interest Expense

Interest expense was $754,617 and $1,050,628 in 2008 and 2007, respectively.  Interest expense in 2008 consisted primarily of the amortization of the beneficial conversion feature of the $1,100,000 Unsecured Convertible Promissory Note, which converted into shares of common stock in September 2008.  2007 interest expense consisted primarily of the amortization of the beneficial conversion feature of the $1,100,000 Unsecured Convertible Promissory Note as well as the amortization of shares issued with the $250,000 Secured Convertible Debenture.

Net Loss

Net loss was $3,742,343 and $1,765,207 in 2008 and 2007, respectively.

Foreign Currency Translation

Foreign currency translation loss was $507,872 and $28,931 in 2008 and 2007, respectively.  The Colombian Peso to Dollar Exchange Rate averaged 1,969 and 2,050 in 2008 and 2007, respectively.  The Colombian Peso to Dollar Exchange Rate was 2,247 and 2,020 at December 31, 2008 and December 31, 2007.

Comprehensive Loss

Comprehensive loss was $4,250,215 and $1,794,138 in 2008 and 2007, respectively.

Liquidity and Capital Resources

We had a working capital deficit of $307,599 at December 31, 2008, compared to a working capital of $1,611,744 at December 31, 2007.  Working capital at December 31, 2008 consisted primarily of $2,128,915 of accounts payable, mostly related to drilling of Rosablanca #1 which commenced at the end of 2008, offset by $988,508 of cash, $537,665 in a trust account in Colombia and $145,632 in a bank certificate of deposit pledged for letters of credit.

At December 31, 2008, we had no debt on our balance sheet.  We have raised in excess of $2,500,000 in gross proceeds through various debt and equity financings since January 1, 2007 and have used the majority of the net proceeds for costs related to our Rosablanca project in Colombia, as well as for working capital purposes and professional fees.

Net cash provided by operating activities totaled $66,049 for 2008 compared to net cash used by operating activities of $545,453 for 2007.  The major components of the net cash provided by operating activities for 2008 were the $2,742,708 amortization of deferred compensation, the $668,000 of the value of shares issued for services to consultants and the $652,753 beneficial conversion feature of the Convertible Debenture, offset by the net loss of $3,742, 343 and a $358,536 increase in accounts payable and accrued expenses.  The major components of the net cash used in operating activities for 2007 were the net loss of $1,765,207, offset by $659,511 amortization of beneficial conversion feature issued with various debt financings, $250,000 for the amortization of the value of the shares issued in February 2007 with the Secured Convertible Debenture and $239,799 of stock based compensation expense.

Net cash used in investing activities totaled $111,174 and $1,490,628 for 2008 and 2007, respectively.  Net cash used in investing activities in 2008 consisted primarily of $803,819 investments in Colombian oil properties offset by $491,936 of payments from the Colombian trust account for the Rosablanca well, while net cash used in investing activities in 2007, consisted primarily of $1,029,601 in deposits in the trust account for our Rosablanca concession as well as $150,464 for investments in Colombian oil properties.

Net cash provided by financing activities totaled $851,960 in 2008 and consisted primarily of $483,414 of beginning cash balance and $205,123 of the maturity of Colombian bonds that we acquired with Cimarrona in April 2008.  Net cash provided by financing activities totaled $2,754,557 in 2007 and consisted primarily of $1,100,000 from the issuance of Unsecured Convertible Promissory Note due September 30, 2008, $860,250 from the issuance of 925,000 units, consisting of 925,000 shares and 1,387,500 warrants, and $427,500 from the issuance of common stock and the proceeds of the $250,000 Secured Convertible Debenture, which converted in July 31, 2007.

Net operating revenues from our oil production are very sensitive to changes in the price of oil making it very difficult for management to predict whether or not we will be profitable in the future.

We conduct no product research and development.  Any expected purchase of significant equipment is directly related to drilling operations and the completion of successful wells.  .

We operate our Osage Property through independent contractors that operate producing wells for several small oil companies.  Pacific Rubiales, which owns 90.6% of the Guaduas field, is the operator, while LEC, which owns 25% of the Rosablanca concession, is the operator of Rosablanca.

We are responsible for any contamination of land we own or lease. However, we carry pollution liability insurance policies, which may limit some potential contamination liabilities as well as claims for reimbursement from third parties.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have no material exposure to interest rate changes.  We are subject to changes in the price of oil and exchange rates of the Colombian Peso, which are out of our control.  In our Oklahoma property, we sold oil at prices ranging from $30.85 to $142.75 per barrel in 2008 compared to a range of $53.25 to $93.75 per barrel in 2007.  In our Cimarrona property in Colombia, we sold oil at prices ranging from $26.84 to $127.19 per barrel in 2008.  The Colombian Peso to Dollar Exchange Rate averaged approximately 1,969 and 2,050 in 2008 and 2007, respectively.  The Colombian Peso to Dollar Exchange Rate was 2,247 and 2,020 at December 31, 2008 and December 31, 2007.

Effect of Changes in Prices
Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil produced by us fluctuated significantly during the last year. Changes in the price that we receive for our oil and gas is set by market forces beyond our control as well as governmental intervention.  Average price received by us for a barrel of oil equivalent (“BOE”) were $90.71 and $67.66 in 2008 and 2007, respectively.  The volatility and uncertainty in oil and gas prices have made it more difficult for a company like us to increase our oil and gas asset base and become a significant participant in the oil and gas industry.  We currently sell all of our oil and gas production to Sunoco in the United States and to Hocol in Colombia.  However, in the event these customers discontinued oil and gas purchases, we believe we can replace these customers with other customers who would purchase the oil and gas at terms standard in the industry.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis.  As of December 31, 2008, our oil production operations were conducted in Colombia and in the United States of America.  At December 31, 2007, all of our oil production operations were conducted in the United States of America. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

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

Item 8. Financial Statements and Supplementary Data

See Consolidated Financial Statements beginning on page F-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Item 9A(T). Controls and Procedures

(a) Disclosure Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial offer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial offers, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing a top-down, risk based approach described in SEC Release No. 34-55929 as suitable for smaller public companies.  Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2008 is not effective.  Based on this assessment, management determined that, as of December 31, 2008, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management's assessment was the lack of independent oversight by an audit committee of independent members of the Board of Directors. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Given the difficulty of finding qualified individuals who are willing to serve as independent directors, there has been no change in the audit committee.

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

(c) Changes to Internal Control Over Financial Reporting.

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, and offices held by our directors and executive officers:

Name	Position	Director Since	Age
Kim Bradford	President, Chief Executive Officer, Chief Financial Officer, Director	February 2007	56
Greg Franklin	Chief Geologist, Director	May 2005	52

A list of current officers and directors appears above.  The directors of the Company are elected annually by the stockholders.  The officers serve at the pleasure of the board of directors.  The directors do not receive fees or other remuneration for their services, but are reimbursed for their out-of-pocket expenses to attend board meetings.  All officers have employment contracts with compensation arrangements if they resign, retire or are terminated or such events occur as a result of a change in control of the Company.

The principal occupation and business experience during at least the last five years for each of the present directors and executive officers of the Company are as follows:

Kim Bradford:  Mr. Bradford was elected President and Chief Executive Officer of the Company in January 2007 and elected to our board as Chairman effective February 2007.  Mr. Bradford also served as our Chief Financial Officer and Secretary from January 2007 through November 9, 2007.  In September 2008, Mr. Bradford once again became our Chief Financial Officer.  In August 2005, Mr. Bradford co-founded Catalyst Consulting Partners LLC, a California based consulting firm that advises publicly traded companies and their management teams on executive search, shareholder communications, general media consulting, investor relations, website design, and other corporate matters.  In 2001, Mr. Bradford co-founded Decision Capital Management, LLC, the successor firm to Decision Capital Management LP, a Registered Investment Advisor firm which he founded in 1999.  Prior to founding Decision Capital, Mr. Bradford has been involved in the brokerage business for over 25 years, both as an employee of major Wall Street firms, such as Merrill Lynch and Morgan Stanley, and as a principal in a NASD broker dealer firm specializing exclusively in natural resource based investments, such as oil and gas and precious metals mining.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2008, the officers and directors filed all of their respective Section 16(a) reports on a timely basis.

Audit Committee

We do not have an Audit Committee, as our board of directors during 2008 performed the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

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

Item 11. Executive Compensation

During the last three fiscal years, the following executive officers of our company have received total annual salary and bonus exceeding $100,000:

SU7MMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation (1)	Total
Kim Bradford	2008	$144,000	$0	$0	$0	$0	$0	$144,000
President, CEO and CFO	2007	$16,615	$150,000	$0	$0	$0	$0	$166,615
Greg Franklin	2008	$120,000	$50,000	$0	$0	$0	$0	$170,000
Chief Geologist	2007	$13,846	$0	$2,300,000	$0	$0	$54,000	$2,367,846
Ran Furman	2008	$102,000	$50,000	$0	$0	$0	$0	$152,000
CFO (2)	2007	$11,769	$0	$690,000	$0	$0	$62,500	$764,269
Charles F. Volk, Jr	2008	$0	$0	$0	$0	$0	$0	$0
President & CEO	2007	$0	$0	$0	$0	$0	$0	$0
	2006	$126,142						$126,142

(1)	Represents amounts earned by Mr. Franklin and Mr. Furman as consultants to the Company prior to becoming employees.
(2)	Mr. Furman resigned as CFO effective September 8, 2009.

On November 9, 2007, the Company entered into employment agreements with Kim Bradford to serve as President and Chief Executive Office, Greg Franklin to serve as Chief Geologist and Ran Furman to serve as Chief Financial Officer of the Company.  All of the agreements are for two years ending November 30, 2009 (“Employment Period”) and all allow the officers to be eligible for an annual bonus as determined by the Board of Directors. In the event that any officer’s employment is terminated for a Change of Control, then he shall be eligible to receive, in one lump payment, the greater of (i) annual base salary in effect immediately prior to the Change of Control and (ii) the remaining base salary in effect immediately prior to the Change of control owed to the officer until the end of the Employment Period.

Mr. Bradford’s employment agreement included an annual base salary of $144,000 and a signing bonus of $150,000.  Mr. Franklin’s employment included an annual base salary of $120,000 and a signing bonus of 2,000,000 shares of the Company’s Stock, which vested as to 100% on January 1, 2009.  Mr. Furman’s employment agreement included an annual base salary of $102,000 and a signing bonus of 600,000 shares of the Company’s Stock, which vested as to 100% of January 1, 2009.    Mr. Furman resigned as CFO and director of the Company effective September 8, 2008.

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

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Greg Franklin		--	--			2,000,000	$280,000		--

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table shows information as of March 15, 2009 with respect to each beneficial owner of more than five percent of the Company’s Common Stock:

Name and Address of	Common Stock	Percent
Beneficial Owner	Beneficially Owned	of Class
Kim Bradford [1]	6,055,000	13.1%
2445 5th Avenue, Suite 310
San Diego, CA 92101
E. Peter Hoffman, Jr. [2]	6,040,000	13.0%
6301 N. Western
Suite 260
Oklahoma City, OK 73118
Mustang Capital Venture, LLC [4]	5,250,000	11.3%
10101 Reunion Place, Suite 1000
San Antonio, TX 78216
Sunstone Corporation [3]	3,875,000	8.1%
101 N. Robinson, Suite 800
Oklahoma City, OK 73102
Charles F. Volk, Jr.[5]	2,733,896	5.9%
29 Lupine Ave. #C
San Francisco, CA 94118
Greg L. Franklin	3,000,000	6.5%
2445 5th Avenue, Suite 310
San Diego, CA 92131

The percentage ownership is based on 46,359,775 shares outstanding at March 23, 2009

[1] Kim Bradford was elected CEO and President of the Company on January 23, 2007 and then elected to be Chairman of the Board of Directors effective February 7, 2007.  Mr. Bradford has also been serving as Chief Financial Officer since September 8, 2008.
[2] Information is derived from Schedule 13D filed by Mr. Hoffman, Jr.
[3] Information is derived from Schedule 13D filed by Sunstone Corporation.   Includes 1,250,000 warrants to purchase shares of common stock exercisable within 60 days.
[4] Information is derived from Schedule 13D filed by Mustang Capital Venture, LLC.
[5] Information is derived from NOBO list dated 03/12/2009 and shareholder list dated 03/23/2009 provided by Company's transfer agent.

The following table shows information as of March 23, 2009 with respect to each of the beneficial owners of the Company’s Common Stock by its executive officers, directors and nominee individually and as a group:

Name and Address	Position	Common Stock Beneficially Owned	Percent of Shares	Term of Office
Kim Bradford [1] 2445 5th Avenue, Suite 310 San Diego, CA 92131	President, CEO, CFO and Chairman of the Board of Directors	6,055,000	13.1%	November 2009

Greg L. Franklin [2] 2445 5th Avenue, Suite 310 San Diego, CA 92131	Chief Geologist and Director	3,000,000	6.5%	November 2009

Officers and directors as a group (2 persons)		9,055,000	19.6%

The percentage ownership is based on 46,359,775 shares outstanding at March 23, 2009.

[1] Kim Bradford was elected CEO and President of the Company on January 23, 2007 and then elected to be Chairman of the Board of Directors effective February 7, 2007.  Mr. Bradford has also been serving as Chief Financial Officer since September 4, 2008.
[2] Greg Franklin was elected to the board effective May 5, 2005 and became our Chief Geologist on November 9, 2007

There are no family relationships among the directors and executive officers.

Changes in Control
On December 28, 2006, a change of control occurred when Kim Bradford, our CEO, President, CFO and Chairman, along with Paul DiFrancesco, a former partner of Mr. Bradford in Catalyst Consulting Partners, LLC and Decision Capital Management, LLC, along with Ran Furman, our former CFO and director and other investors entered into a transaction with the Company whereby for a $470,875 promissory note, the Company issued a total of 18,835,000 shares of Common Stock, or approximately 64% of the total shares outstanding.  The shares were valued based on the approximate asset value per share prior to the transaction. Of the $470,875 promissory notes issued by the investor to the Company, Mr. Bradford, Mr. DiFrancesco and Mr. Furman issued a note in the amount of $151,375, $78,500 and $9,375, respectively, for the purchase of 6,055,000, 3,140,000 and 375,000 shares respectively. In December 2007, Mr. Bradford and Mr. Furman paid in full their notes plus accrued interest.  In June 2008, Mr. DiFranceso paid in full his note plus accrued interest.  In conjunction with this change of control in 2006, two of our three directors, Charles Volk and Charles Lamberson, resigned, and Kim Bradford and Ran Furman were elected as directors.

Item 13. Certain Relationships and Related Transactions

Prior to entering into an employment agreement with Mr. Franklin in November 2007, Osage Exploration and Development, Inc. as well as Osage Energy Company LLC have utilized the services of Greg Franklin for various geological and administrative services.  On January 1, 2007, the Company entered into a 12 month geological consulting agreement with Mr. Franklin for various geological and operational advisory services at a cost of $6,000 per month, which as of August 1, 2007, was increased to $8,000 per month, which the Company believes is equivalent to those it may receive from an unaffiliated third party.  Effective November 9, 2007, Mr. Franklin became our Chief Geologist pursuant to an employment agreement as more fully described above in item 10.

On February 1, 2007, the Company entered into a month-to-month lease on its corporate headquarters with Catalyst Consulting Partners, LLC, a company owned in part by Kim Bradford, our President, CEO, CFO and Chairman, at a cost of $500 per month, which the Company believes to be at market rate.  Mr. DiFrancesco, a principal shareholder, was a partner in Catalyst Consulting Partners, LLC.  Effective February, 2008, we terminated this lease.

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

Director Independence

Our Board of Directors is made up of Kim Bradford, our President, Chief Executive Officer and Chief Financial Officer and Greg Franklin, our Chief Geologist.  Our common stock trades on the Over-the-Counter Bulletin Board.  Because we are traded on the Over-the-Counter Bulletin Board, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

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

Item 14. Principal Accounting Fees and Services

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

AUDIT FEES

The aggregate fees billed and anticipated by our auditor for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during 2008 and 2007 were approximately $85,000 and $67,500, respectively.

TAX FEES

Our auditors did not bill us for any tax services during 2008 and 2007.

ALL OTHER FEES

Our auditors did not bill us for any other services during 2008 and 2007.

Part IV

Item 15. Exhibit, Financial Statements Schedules

Exhibit No.	Description
2.1	Plan of Reorganization and Agreement of Merger, dated June 18, 2007 (1)
3.1	Articles of Incorporation of Osage Exploration and Development, Inc. (1)
3.2	Bylaws of Osage Exploration and Development, Inc. (1)
10.1	Agreement for Acquisition of Oil and Gas Leaseholds between Conquest Exploration Company, LLC, David Farmer, Charles Volk, Jr. and Osage Energy Company, LLC dated November 10, 2004. (1)
10.2	Assignment and Bill of Sale between Conquest Exploration Company, LLC and Osage Energy Company, LLC dated January 24, 2005. (1)
10.3	$250,000 Note and Security Agreement with Vision Opportunity Master Fund, Ltd. dated February 13, 2007. (1)
10.4	$1,100,000 Unsecured Convertible Promissory Note with Marie Baier Foundation dated July 16, 2007. (2)
10.5	Form of Warrant issued to Marie Baier Foundation in connection with the $1,100,000 Unsecured Convertible Promissory Note. (2)
10.6	Rosa Blanca Carried Interest Agreement dated June 21, 2007. (3)
10.7	2007 Equity Based Compensation Plan (4)
10.8	Purchase and Sale Agreement for the purchase of the Hansford Property (4)
10.8.1	Extension Agreement with Pearl Resources, Corp. for the Hansford Property (5)
10.8.2	Letter from Charles Volk regarding Ownership of the Hansford Property (6)
10.9	Consulting Agreement dated January 1, 2007 with Greg Franklin (4)
10.10	Consulting Agreement dated February 1, 2007 with Ran Furman (4)
10.11	Form of Stock Subscription Receivable dated December 28, 2006 (4)
10.11.1	Form of Amendment #1 to Stock Subscription Receivable dated August 1, 2007 (4)
10.12	Oil and Gas Mining Lease with the Osage Nation dated July 21, 1999 (4)
10.13	Office lease agreement with Catalyst Consulting Partners, LLC (4)
10.14	Employment Agreement with Kim Bradford, President and CEO (7)
10.15	Employment Agreement with Greg Franklin, Chief Geologist (7)
10.15.1	Restricted Stock Agreement with Greg Franklin, Chief Geologist (7)
10.16	Employment Agreement with Ran Furman, Chief Financial Officer (7)
10.16.1	Restricted Stock Agreement with Ran Furman, Chief Financial Officer (7)
10.17	Office Lease, dated February 1, 2008, by and between Osage Exploration & Development, Inc. and Fifth & Laurel Associates, LLC. (8)
10.18	Membership Purchase Interest between Osage Exploration and Development, Inc. and Sunstone Corporation dated April 8, 2008 (9)
10.18.1	Warrant to purchase 1,125,000 shares of common stock of Osage Exploration and Development, Inc. issued to Sunstone Corporation dated April 8, 2003 (9)
10.19	Independent Contractor Agreement between Osage Exploration and Development, Inc. and E. Peter Hoffman, Jr. dated July 2, 2008 (10)
10.20
Agreement between Lewis Energy Colombia, Inc., Gold Oil Plc Sucursal Colombia and Osage Exploration and Development, Inc. and Osage Exploration and Development, Inc., Sucrusal Colombia dated March 3, 2009 (11)

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

(1)  Incorporated by reference to Osage’s Form 10-SB filed July 6, 2007
(2)  Incorporated by reference to Osage’s Form 8-k filed July 17, 2007
(3)  Incorporated by reference to Osage’s Form 8-k filed August 13, 2007
(4)  Incorporated by reference to Osage’s Form 10-SB Amendment No. 1 filed August 27, 2007
(5)  Incorporated by reference to Osage’s Form 10-SB Amendment No. 2 filed October 15, 2007
(6)  Incorporated by reference to Osage’s Form 10-SB Amendment No. 3 filed November 19, 2007
(7)  Incorporated by reference to Osage’s Form 10-SB Amendment No. 5 filed December 28, 2007
(8)  Incorporated by reference to Osage’s Form 8-k filed March 4, 2008
(9)  Incorporated by reference to Osage’s Form 8-k filed April 10, 2008
(10) Incorporated by reference to Osage’s Form 8-k filed July 7, 2008
(10) Incorporated by reference to Osage’s Form 8-k filed March 5, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSAGE EXPLORATION & DEVELOPMENT, INC.

BY:     /S/ KIM BRADFORD
Kim Bradford
President and C.E.O.

Dated: March 24, 2009

BY:     /S/ KIM BRADFORD
Kim Bradford
Chief Financial Officer

Dated:  March 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KIM BRADFORD Kim Bradford	President, Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive and Financial Officer)	March 24, 2009

/s/ GREG FRANKLIN Greg Franklin	Chief Geologist and Director	March 24, 2009

OSAGE EXPLORATION AND DEVELOPMENT, INC.
INDEX TO FINANCIAL STATEMENTS

Set forth below are the following consolidated financial statements for our company for the years ended December 31, 2008 and 2007:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
  Osage Exploration and Development, Inc. and Subsidiaries
  San Diego, CA

We have audited the accompanying consolidated balance sheets of Osage Exploration and Development, Inc. and Subsidiaries (Company), as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity, and cash flows for each of the two years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Osage Exploration and Development, Inc. and Subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of December 31, 2008.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldman Parks Kurland Mohidin, LLP

Goldman Parks Kurland Mohidin, LLP
Encino, California
March 14, 2009

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and December 31, 2007

	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$988,508	$689,545
Colombian Deposits (Note 5)	537,665	1,029,601
Accounts Receivable	64,658	11,541
Bank CD pledged for Letter of Credit (Note 7)	145,632	147,043
Other Current Assets	110,986	-
Prepaid Expenses	65,380	64,632
Deposits (Note 6)	-	140,000
Deferred Financing Costs	-	33,638
Total Current Assets	1,912,829	2,116,000

Property and Equipment, at cost (Note 4):
Oil and gas properties and equipment	4,920,550	253,641
Capitalized asset retirement costs	13,675	13,675
Other property & equipment	46,222	23,520
	4,980,447	290,836
Less: accumulated depletion, depreciation
and amortization	(183,166)	(10,761)
	4,797,281	280,075

Deposits (Note 6)	-	82,000
Bank CD pledged for Bond	30,000	30,000

Total Assets	$6,740,110	$2,508,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,128,915	$53,491
Accrued Expenses	87,941
Current Maturity of Promissory Note (Note 11)	3,572	3,518
Unsecured Convertible Promissory Note, net of $0 and $652,753
of unamortized discount as of December 31, 2008 and
December 31, 2007, respectively (Note 10)	-	447,247
Total Current Liabilities	2,220,428	504,256

Promissory Note, net of Current Maturity (Note 11)	3,283	7,289
Liability for Asset Retirement Obligations (Note 17)	18,203	16,547

Commitments and Contingencies (Note 12)

Stockholders' Equity:
Common stock, $0.0001 par value, 190,000,000 shares
authorized; 40,959,775 and 35,959,775 shares issued and	4,095	3,595
outstanding as of December 31, 2008 and
December 31, 2007, respectively.

Additional-Paid-in-Capital	11,336,613	7,478,768
Deferred Compensation	(7,493)	(2,750,201)
Stock Purchase Notes Receivable	(142,500)	(309,875)
Accumulated Deficit	(6,155,716)	(2,413,373)
Accumulated Other Comprehensive Loss -
Currency Translation (Loss)/Gain	(536,803)	(28,931)
	4,498,196	1,979,983

Total Liabilities and Stockholders' Equity	$6,740,110	$2,508,075

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
For the Years Ended December 31, 2008 and December 31, 2007

	2008	2007
Operating Revenues
Oil & Gas Sales	$2,006,094	$288,255
Pipeline Revenues	1,099,982	-
Total Operating Revenues	3,106,076	288,255

Operating Costs and Expenses
Operating Expenses	823,327	95,893
Depreciation, Depletion and Accretion	172,405	7,966
Stock Based Compensation Expense	3,410,708	239,799
General and Administrative Expenses	1,713,560	748,860
Total Operating Costs and Expenses	6,120,000	1,092,518

Operating (Loss)	(3,013,924)	(804,263)

Other Income (Expenses):
Interest Income	134,108	89,684
Interest Expense	(754,617)	(1,050,628)
Other	(107,910)
(Loss) before Income Taxes	(3,742,343)	(1,765,207)

Provision for Income Taxes (Note 14)	-	-

Net (Loss)	(3,742,343)	(1,765,207)

Other Comprehensive Loss, net of tax:
Foreign Currency Translation Adjustment	(507,872)	(28,931)
Other Comprehensive Loss	(507,872)	(28,931)

Comprehensive (Loss)	$(4,250,215)	$(1,794,138)

Basic and Diluted Loss per Share	$(0.10)	$(0.06)

Weighted average number of common share
and common share equivalents used to
compute basic and dilluted Loss per Share	39,193,382	32,002,893

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008 and December 31, 2007

	Common Stock		Additional Paid-In	Stock Purchase Note	Accumulated	Deferred	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Receivable	Deficit	Compensation	Loss	Equity
Balance at December 31, 2006	29,484,858	$2,948	$1,226,691	$(470,875)	$(648,166)		$-	$110,598

Shares issued for Convertible Debenture	362,417	36	382,664					382,700
Sahres issued with Secured Convertible Debt	300,000	30	249,970					250,000
Payment on Stock Purchase Notes Receivable				161,000				161,000
Issue of Shares	1,187,500	119	427,381					427,500
Issue of Shares in Unit Offering	925,000	93	860,158					860,250
Beneficial Conversion of Unsecured Convertible Promissory Note			1,067,274					1,067,274
Issue of Shares for Note and accrued interest conversion	1,100,000	110	274,890					275,000
Foreign Exchange Translation Adjustment							(28,931)	(28,931)
Issue of Shares - Compensation Expense	2,600,000	260	2,989,740					2,990,000
Deferred Compensation						(2,750,201)		(2,750,201)
Net (Loss) for the year					(1,765,207)			(1,765,207)
Balance at December 31, 2007	35,959,775	$3,596	$7,478,768	$(309,875)	$(2,413,373)	$(2,750,201)	$(28,931)	$1,979,983

Payment on Stock Purchase Notes Receivable				167,375				167,375
Issuance of Shares for Professional Services	1,600,000	160	667,840					668,000
Cancellation of Shares Issued for Professional Services	(500,000)	(50)	50					-
Deferred Compensation						2,742,708		2,742,708
Foreign Exchange Translation Adjustment							(507,872)	(507,872)
Purchase of Cimarrona	2,800,000	280	2,090,065					2,090,345
Issuance of Shares for Note conversion	1,100,000	110	1,099,890					1,100,000
Net (Loss) for the year					(3,742,343)			(3,742,343)
Balance at December 31, 2008	40,959,775	$4,096	$11,336,613	$(142,500)	$(6,155,716)	$(7,493)	$(536,803)	$4,498,196

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and December 31, 2007

	2008	2007

Cash flows from Operating Activities:
Net (Loss)	$(3,742,343)	$(1,765,207)
Adjustments to reconcile net (loss) to net cash
provided/(used) sed by operating activites:
Beneficial Conversion of Convertible Debenture	652,753	659,511
Amortization of shares issued with Secured Convertible Debenture		250,000
Amortization of Warrants issued with Convertible Debenture		111,481
Amortization of Deferred Compensation	2,742,708	239,799
Increase/(Decrease) in accrued interest		(20,307)
Shares issued for services	668,000
Accretion of Asset Retirment Obligation	1,656	1,504
Amortization of Deferred Financing Costs	33,638	(33,638)
Issuance of shares for Accrued Interest		58,700
Provision for depletion, depreciation
amortization and valuation allowance	172,405	7,966
Changes in operating assets and liabitlies:
(Increase) in accounts receivable	(53,117)	2,858
(Increase) in other current assets	(50,367)
(Increase) in prepaid expenses	(748)	(64,632)
Increase/(Decrease) in bank overdraft		(4,138)
Increase/(decrease) in accounts payable and accrued expenses	(358,536)	10,650
Net cash provided/(used) by operating activities	$66,049	$(545,453)

Cash flows used in Investing Activities:
Bank CD pledged for Letter of Credit		(144,000)
Investments in Oil & Gas Properties	(803,819)	(150,464)
Loss of Deposit on Oil & Gas Property	82,000
Deposit made on Oil & Gas Property		(140,000)
Return of deposit made on Oil & Gas Property	140,000
Purchase of Non Oil & Gas property	(22,702)	(23,520)
Interest earned on Bank CD pledged for Letter of Credit	1,411	(3,043)
Payments from/ (into) Colombian Trust Account	491,936	(1,029,601)
Net cash provided (used) by investing activities	(111,174)	(1,490,628)

Cash flows provided by Financing Activities:
Proceeds from issuance of Stock and Warrant Units		860,250
Proceeds from issuance of Common Stock		427,500
Proceeds from issuance of Unsecured Convertible Promissory Note		1,100,000
Payment of Debt Offering Costs		(55,000)
Proceeds from payment on Stock Purchase Notes Receivable	167,375	161,000
Cash balances at Cimarrona at Acquisition	483,414
Maturity of Colombian Peace Bonds	205,123
Proceeds from issuance of Secured Convertible Debenture		250,000
Proceeds from issuance of Promissory Note		13,046
Payments on Promissory Notes	(3,952)	(2,239)
Net cash provided by financing activities	851,960	2,754,557

Effect of exchange rate on cash and cash equivalents	(507,872)	(28,931)

Net increase (decrease) in cash and cash equivalents	298,963	689,545

Cash and Cash equivalents beginning of year	$689,545	$-

Cash and Cash equivalents at end of year	$988,508	$689,545

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payment for Interest		43,684
Cash Payment for Taxes		-

Non-Cash Transactions:
Shares issued with Secured Convertible Debenture		250,000
Shares issued upon conversion of Secured Convertible Debenture
and accrued interest		275,000
Purchase of Truck for Promissory Note		13,046
Shares and Warrants issued in connection with
acquisition of Cimarrona	2,090,345
Shares issued upon conversion of Unsecured Convertible
Promissory Note	1,100,000
Oil & Gas Investments obligations included in accounts payable	2,128,392

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2008 and 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BUSINESS COMBINATION

Osage Exploration and Development, Inc. ("Osage" or "the Company") is an independent energy company engaged primarily in the acquisition, development, production and the sale of oil, gas and natural gas liquids. The Company's production activities are located in the country of Colombia and in the state of Oklahoma.   The principal executive offices of the Company are located at 2445 Fifth Avenue, Suite 310, San Diego, CA  92101.  Osage was organized September 9, 2004 as Osage Energy Company, LLC, (“Osage LLC”) an Oklahoma limited liability company.  On April 24, 2006 we merged with a non-reporting, Nevada corporation trading on the pink sheets, Kachina Gold Corporation, which was the entity that survived the merger, through the issuance of 10,000,000 shares of our Common Stock.  The merger has been accounted for as a recapitalization of Osage LLC rather than a business combination.  Accordingly, no pro forma disclosure is made.  The historical financial statements are those of Osage LLC.

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

The Company has incurred significant losses and had negative cash flow from operations in each of the last three years and has an accumulated deficit of $6,155,716 at December 31, 2008 and $2,413,373 at December 31, 2007.  Substantial portions of the losses are attributable to legal and professional fees as well as interest expense.  The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Osage and its wholly owned subsidiaries, Osage Energy Company, LLC and Cimarrona, LLC.  Accordingly, all references herein to Osage or the Company include the consolidated results. All significant inter-company accounts and transactions were eliminated in consolidation.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are: cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes are credit-worthy financial institutions. However, the Company’s cash balances have exceeded the FDIC insured levels at various times during 2007 and 2008.   At December 31, 2008 and December 31, 2007, the Company had $275,142 and $580,539 in cash in excess of federally insured limits, respectively.  The Company maintains cash accounts only at large, high quality financial institutions and believes the credit risk associated with cash held in back exceeding the FDIC insured levels is remote.

In the U.S., the Company currently sells all of its oil production to one customer, Sunoco, Inc.  In Colombia, the Company currently sells all of its oil production to one customer, Hocol, S.A. and has only one customer for its pipeline, Pacific Rubiales Energy Corp.  However, the Company believes it can sell all its production to many different purchasers, most of whom pay similar prices that vary with the international spot market prices.  The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company had no allowance as of December 31, 2008 and December 31, 2007.  The analysis was based on its evaluation of specific customers' balances and the collectability thereof.

OIL AND GAS PROPERTIES

Osage is an exploration and production oil and natural gas company with proved reserves and existing production in Oklahoma and in the country of Colombia.  In 2005 we purchased 100% of the working interest in certain producing oil and natural gas leases located in Osage County, Oklahoma, referred to herein as the Osage Property, which property consists of twenty three wells, ten of which are producing, on 480 acres.  We operate this property and in 2006, begun a secondary recovery program to increase current production.

In June 2007, we entered into an agreement (the “Agreement”) with Gold Oil, Plc (“Gold”) and Empesa Petrolera de Servicios y Asesorias, S.A. (“Empesa), whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the Agencia Nacional de Hidrocarburos (“ANH”) to Gold in June, 2007.  We based our decision to pursue the Rosablanca project based on the seismic data generated by the ANH that revealed multiple target opportunities.  Under the Agreement, we are considered the operators of the concession and will pay all costs associated with drilling and testing of the first well on the Rosablanca project.  Revenues generated from the first well were to be allocated 50% to us, 40% to Gold and 10% to Empesa.  In March 2009, we entered into an agreement (the “LEC Agreement”) with Lewis Energy (“LEC”) whereby LEC shall provide all of the capital required to drill the first well, up to a maximum of $3,500,000.  As part of the $3,500,000 maximum investment amount by LEC, LEC has also agreed to reimburse us for certain amounts we have already spent on the first well.  Under the LEC Agreement, we assigned Lewis 50% of our 50% interest in the Rosablanca concession and have made LEC the operator.  In addition, LEC shall recoup two times its investment in the first well (which shall not exceed $7,000,000) before Osage receives any cash flow derived from the first well.  Furthermore, as part of the LEC Agreement, we issued 5,250,000 shares of our common stock to an affiliate of LEC.  As a result of the LEC transaction, revenues and investments on all future wells in Rosablanca will be allocated 40% to Gold, 25% to LEC, 25% to us and 10% to Empesa.    If any party doesn’t contribute its share of the costs, its revenue interest will automatically be transferred to the party that provides the capital.

In February 2008, we entered into a letter of intent and issued a $100,000 deposit to acquire a minority position in certain producing oil and gas assets in Colombia.  On April 8, 2008, we entered into a membership interest purchase agreement (the “Purchase Agreement”) with Sunstone Corporation (“Sunstone”) pursuant to which we acquired from Sunstone 100% of the membership interests in Cimarrona Limited Liability company, an Oklahoma limited liability company (“Cimarrona LLC”).  Cimarrona LLC is the owner of a 9.4% interest in certain oil and gas assets in the Guaduas field, located in the Dindal and Rio Seco Blocks that consist of twenty one wells, of which seven are currently producing, that covers 30,665 acres in the Middle Magdalena Valley in Colombia as well as a pipeline with a current capacity of approximately 30,000 barrels of oil per day.  The Purchase Agreement was effective as of April 1, 2008.

The purchase price consisted of 2,750,000 shares of the Company’s common stock and a warrant to purchase 1,125,000 shares of the Company’s common stock exercisable at $1.25 per share and expiring April 8, 2013.  The $100,000 deposit was returned to the Company in conjunction with closing of the transaction.  In addition, we issued 50,000 shares of common stock to Energy Capital Solutions, LP for their role as financial advisor and $22,500 to an individual, as a finder’s fee.

The Cimarrona property, but not the pipeline, is subject to an Ecopetrol Association Contract (the “Association Contract”) whereby we pay Ecopetrol S.A. (“Ecopetrol”) royalties of 20% of the oil produced.  The royalty amount is paid in oil.  In addition to the royalty, according to the Association Contract, Ecopetrol may, for no consideration, become a 50% partner, once an audit of revenues and expenses indicate that the partners in the Association Contract have a received a 200% reimbursement of all historical costs to develop and operate the Guaduas field.  We believe that Ecopetrol could become a 50% partner in 2009 which would effectively reduce our cash flows by 50%.  In addition, in 2022, the Association Contract with Ecopetrol terminates, at which time we will have no economic interest remaining in this property.  The property and the pipeline are both operated by Pacific Rubiales Energy Corp. (“Pacific Rubiales”), which owns 90.6% of the Guaduas field.  Pipeline revenues generated from Cimarrona primarily relate to transportation costs charged to third party oil producers, including Pacific Rubiales.

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

The provision for depreciation and depletion of oil and gas properties is computed by the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of December 31, 2008, the Company's oil production operations are conducted in the United States of America and in the country of Colombia. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined.  Management believes no such impairment exists at December 31, 2008 and December 31, 2007.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2008 and December 31, 2007, there were no significant impairments of its long-lived assets.

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

In 2008, we issued a total of 1,600,000 shares to three consultants.  The shares were valued at the stock price at the time of issuance with a total value of $668,000.  All of the shares vested immediately and were recorded as stock based compensation expense in 2008. In 2008, we cancelled 500,000 of these shares that were originally valued at $140,000.

In 2007, we issued 2,600,000 shares of restricted stock to two employees.  The shares were valued at $1.15 per share, the stock price at the time of issuance, for a total value of $2,900,000.  As the shares vested on January 1, 2009, we recorded compensation expense of $2,747,207 and $239,799 in 2008 and 2007, respectively.  At December 31, 2008, we had unrecognized deferred compensation of $7,949, which will all be expensed  in the first quarter of 2009.  At December 31, 2007, we had unrecognized deferred compensation of $2,750,201.

INCOME TAXES

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2008.  As a result of implementing FIN 48, the Company performed a comprehensive review of its portfolio of income tax positions in accordance with recognition standards established by FIN 48.  As a result of implementing FIN 48, the Company recognized no material adjustments to liabilities or stockholders equity.

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

Our provision for income taxes on a consolidated basis was $0 in 2008 and 2007, respectively.  Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore has recorded no tax provision related to its US operations for the current period.

EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the year.  Due to the net loss reported by the Company, the effect of including shares attributable to the exercise of warrants would have been antidilutive.  Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.

NEW ACCOUNTING PRONOUNCEMENTS

Recent Pronouncements

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which is an amendment of Accounting Research Bulletin ("ARB") No. 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. SFAS 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133." SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 will not have an impact on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60." The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables), SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 163 will not have an impact on the Company's financial statements.

2.  ACQUISITION:

In 2005 we purchased 100% of the working interest in certain producing oil and natural gas leases located in Osage County, Oklahoma, referred to herein as the Osage Property, which property consists of ten wells on 480 acres for a total consideration of $103,177.  We operate this property and in 2006, begun a secondary recovery program to increase current production.

3. GEOGRAPHICAL INFORMATION

The following table sets forth revenues for the periods reported and assets by geographic location:

	Colombia	United States	Consolidated
December 31, 2008
Total Revenues	$2,860,625	$245,451	$3,106,076
% of Total	92.1%	7.9%	100.0%

Long Lived Assets	$4,774,751	$205,696	$4,980,447
% of Total	95.9%	4.1%	100.0%

December 31, 2007
Total Revenues	$-	$288,255	$288,255
% of Total	0.0%	100.0%	100.0%
Long Lived Assets	150,464	140,372	290,836
% of Total	51.7%	48.3%	100.0%

4. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of December 31, 2008 and December 31, 2007:

	2008	2007

Properties subject to amortization	$2,239,193	$103,177
Properties not subject to amortization	2,681,357	150,464
Capitalized asset retirement costs	13,675	13,675

Accumulated depreciation and depletion	(143,290)	(4,751)

Oil & Gas Properties, Net	$4,790,935	$262,565

Depreciation and depletion expense for oil & gas properties totaled $138,539 and $3,324 in 2008 and 2007, respectively.

5. COLOMBIAN DEPOSITS

In August 2007, we (i) paid $1,200,000 to Gold representing the funds Gold had previously issued to a trust established by the ANH to use for drilling the first well for the Rosablanaca concession and (ii) issued a letter of credit of $144,000 for the benefit of Gold’s bank in Colombia representing the guarantee required by the ANH.  We were obligated to commence drilling on the first well by December 26, 2008, which we have done.  As of December 31, 2008, we had a balance of $537,665 in the trust account.  Under the terms of the concession agreement with the ANH, we are required to perform six phases, with each phase lasting 12 months.  We have already performed the first phase which was to drill the first well.  Each phase will require us to fund a new trust account and issue a letter of credit as well as perform certain tasks.  Phase 2 required an establishment of a trust account for $790,000, of which our share is $197,500, and an issuance of a letter of credit in the amount of $110,000, of which our share is $25,000 and obligated us to perform certain seismic work.  Phases 3,4,5 and 6 each require the funding of a trust account in the amount of $1,200,000, of which our share will be $300,000 and an issuance of a letter of credit in the amount of $144,0000, of which our share will be $35,000 and the drilling of an additional well in each phase.  The concession with the ANH shall remain in effect as long as we meet our timely obligations to drill each well that we present to the ANH.

6.  DEPOSITS

In January 2007, we placed a deposit totaling $82,000 on approximately 85% of the working interest of a natural gas property consisting of 640 acres with proved undeveloped reserves located in Hansford County, Texas, owned by Pearl Resources Corp.  The agreement was amended in March 2007 stipulating that unless the Company acquires a contiguous lease by June 1, 2007 for $48,000, a second contiguous lease by August 1, 2007 for $80,000 and place $445,180 in escrow for drilling and completing the first well with actual commencement of drilling prior to September 15, 2007, the seller has the right to refund 90% of all payments received and void the agreement.  In September 2007, the seller provided us with an extension until June 30, 2008 to fulfill all of our obligations under the agreement.  We have not received an extension from the seller and believe the seller will void the agreement.  We do not believe we will receive any of the $82,000 we have invested and accordingly, as of December 31, 2008, we have written down the value of the deposit to zero.

In November 2007, we entered into an agreement to purchase out of bankruptcy a working interest in an oil & gas leasehold and producing wellbore in Louisiana for a purchase price of $1,400,000.  Upon the signing of the agreement, we placed a deposit totaling 10% of the total purchase price, or $140,000.  The bankruptcy court decided it is not pursuing the sale at this moment and we received our deposit of $140,000 back on March 1, 2008.  We have no further obligations for this property.

7. BANK CD PLEDGED FOR LETTER OF CREDIT

In August 2007, we placed $144,000 in a certificate of deposit with a bank as collateral for the $144,000 letter of credit required by the ANH as more fully described in footnote 5 above.  In June 2008, we received an extension from the ANH until December 26, 2008 to drill our first well.  Accordingly, in December 2008, the CD was extended until March 25, 2009.  We were obligated to drill the first well in the Rosablanca concession by December 26, 2008 in order to not lose our interest in the concession and this CD.  As we completed our obligation on the first well by December 26, 2008, we anticipate that the letter of credit will expire on March 25, 2009 and we will redeem the CD at that time.  The balance in the Bank CD pledged for the letter of credit as of December 31, 2008 is $145,632.

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

Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, “Application of Issue No. 98-5 in Certain Convertible Instruments,” based on relative fair values of the warrant and the debt, the proceeds from the debt were allocated to the warrant and the debt on a relative fair value basis.  We recorded $209,014 upon the issuance of the Convertible Debentures attributable to the beneficial conversion feature as additional paid in capital.  The discount was being amortized using the effective interest rate method over the term of the indebtedness.  The warrants are exercisable for a period of three years with an exercise price of $2.40 expiring February to October 2009, for $299,000 of the Convertible Debentures, and $1.50 as to $50,000 of the Convertible Debenture.  Using the Black Scholes pricing model, with volatility of 80.0%, risk-free rate of 4.61% to 5.15% and a 0% dividend yield, the warrants were determined to have a fair value of $138,604 and were recorded as additional paid in capital.  The balance of the unamortized discount at the date of conversion was expensed.

9. SECURED CONVERTIBLE DEBENTURE

On February 16, 2007, we issued a $250,000 secured convertible debenture (the “Secured Convertible Debenture”) and 300,000 shares of common stock to an institutional investor for gross proceeds of $250,000.    The Secured Convertible Debenture matured July 31, 2007, had a 10% interest rate with a minimum interest amount of $25,000 due at maturity, and was convertible, in whole or in part, into shares of common stock at a conversion price $0.25 per share. The 300,000 shares issued in conjunction with the Secured Convertible Debenture were valued at $250,000 based on the price of the stock issued at the most recent private placement offering and were recorded as additional paid in capital.  The discount of $250,000 was amortized using the effective interest rate method over the term of the indebtedness.  Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", we recorded an interest expense of $0 upon the issuance of the Secured Convertible Debentures attributable to the beneficial conversion feature as the value of the shares exceeded the face value of the Secured Convertible Debenture.  On July 31, 2007, the Secured Convertible Debenture along with accrued interest converted into 1,100,000 shares of common stock.  The effective interest rate, which includes the value of the shares as well as the minimum interest amount of $25,000, was 241.5%.

10. UNSECURED CONVERTIBLE PROMISSORY NOTE

In July 2007, we issued a $1,100,000 unsecured convertible promissory note (“Unsecured Convertible Promissory Note”) to one institutional investor for gross proceeds of $1,100,000.  The Unsecured Convertible Promissory Note matured September 30, 2008, had an 8% interest rate, payable in cash quarterly, and was convertible, in whole or in part, into units, with each unit (“Unit”) priced at $1.00 and consisting of one share of common stock and one warrant, exercisable at $1.25 per share maturing three years from issuance.  We had the option to prepay the Unsecured Convertible Promissory Note at any time prior to maturity with no penalty.   We had the option, but only at maturity, to repay the Unsecured Convertible Promissory Note in Units.  At September 30, 2008, we elected to repay in full the Unsecured Convertible Promissory note by issuing 1,100,000 Units.  As such, the balance of the Unsecured Convertible Promissory Note at December 31, 2008 is zero.  Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, “Application of Issue No. 98-5 in Certain Convertible Instruments,” we recorded $1,067,274 upon the issuance of the Unsecured Convertible Promissory Note attributable to the beneficial conversion feature as additional paid in capital.  The discount was amortized using the effective interest rate method over the term of the indebtedness.

11. PROMISSORY NOTE

On April 27, 2007, we purchased a truck to be used by our pumper in our Oklahoma properties by issuing a promissory note (the “Promissory Note”) to a bank secured by the truck.  The Promissory Note matures October 27, 2010, has a variable interest rate of Prime plus 1.0%, and has monthly principal and interest payments totaling $366.  As of December 31, 2008, the interest rate on the Promissory Note was 5.0%.

The following table summarizes the balance of the note at December 31, 2008:

Promissory Note Outstanding at December 31, 2008	$6,855
Less Current Portion	3,572

$3,283

12. COMMITMENTS AND CONTINGENCIES

Under the terms of the Rosablanca concession agreement with the ANH, we are required to perform six phases, with each phase lasting 12 months.  We performed the first phase which was to drill the first well.  Each phase will require us to fund a new trust account and issue a letter of credit as well as perform certain tasks.  Phase 2 requires an establishment of a trust account for $790,000, of which our share is $197,500, an issuance of a letter of credit in the amount of $110,000, of which our share is $25,000 and obligated us to perform certain seismic work.  Phases 3,4,5 and 6 each require the funding of a trust account in the amount of $1,200,000, of which our share will be $300,000, an issuance of a letter of credit in the amount of $144,0000, of which our share will be $35,000 and the drilling of an additional well in each phase.  The concession with the ANH shall remain in effect for up to 24 years as long as we meet our timely obligations to drill each well that we present to the ANH.

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

The Company is not aware of any environmental claims existing as of December 31, 2008, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's property.

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

Future minimum rental payments required as of December 31, 2008 under operating leases are as follows by year:

Year	Amount
2009	$45,484
2010	$46,950
2011	$3,923
Totals	$96,357

Rental expense charged to operations totaled $45,607 and $12,225 in 2008 and 2007, respectively.

LEGAL PROCEEDINGS

The Company is not a party to any litigation that has arisen in the normal course of its business and that of its subsidiaries.

13. EQUITY TRANSACTIONS

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

STOCK OPTIONS

In June 2007, Osage implemented the 2007 Osage Exploration and Development, Inc. Equity Based Compensation plan (“2007 Plan”).  As of December 31, 2008 and December 31, 2007, no shares or options have been issued under the 2007 Plan.   In 2007, we issued 2,600,000 shares to two of our officers in conjunction with their employment agreement outside of the 2007 Plan.

OTHER DILUTIVE SECURITIES

As of December 31, 2008, Osage has outstanding dilutive securities consisted entirely of warrants issued in various financings.  A summary of such securities follows:

	Underlying shares		Average Remaining
	of Common Stock	Exercise Price	Contractual Life
	3,612,500	$1.25	2.74	years
	73,333	$1.50	0.20	years
	274,084	$2.40	0.43	years
	22,000	$3.00	0.45	years

Totals	3,981,917	$1.34	2.52	years

As of December 31, 2007, Osage had the following dilutive securities:

		Underlying shares		Average Remaining
		of Common Stock	Exercise Price	Contractual Life
		1,387,500	$1.25	3.05	years
		73,333	$1.50	1.21	years
		274,084	$2.40	1.43	years
		22,000	$3.00	1.46	years

Totals		1,756,917	$1.46	2.27	years

Unsecured Convertible Promissory Note:
	(1)	1,100,000	$1.25	3 years from conversion
	(1)	1,100,000	$1.00	3 years from conversion
		2,200,000

(1)
The Unsecured Convertible Promissory Note matured September 30, 2008 and converted on September 30, 2008 into 1,100,000 units, with each unit (“Unit”) consisting of one share of common stock and one warrant, exercisable at $1.25 per share maturing three years from issuance.

14. INCOME TAXES

The total provision for income taxes consists of the following in 2008 and 2007 (in thousands):
	2008	2007
Current Taxes:
Federal	$-	$-
State
Foreign	570
	570	-
Deferred Taxes:
Federal	1,374	-
State	258	-
Foreign	-	-

Valuation Allowance	(1,632)	-
	570

Totals	$-	$-

Following is a reconciliation of the Federal statutory rate to the effective income tax rate for 2008 and 2007:

	2008	2007
Computed tax provision at statutory Federal rates	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State taxes, net of Federal income tax benefit	5.0%	6.0%
Other expenses	-10.0%
Valuation Allowance	-44.0%	-40.0%
	-15.0%	0.0%

At December 31, 2008, the Company had net operating loss carry forwards of approximately $$6.8 million which expire at various dates through 2026.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of Osage’s deferred tax assets and liabilities are as follows at December 31, 2008 and December 31, 2007 (in thousands):

	2008	2007
Deferred tax liability:
Net operating loss carry forward	$1,380	$-
Other	1,099	-
Valuation allowance	(2,479)	-
Net deferred tax liability	$-	$-

The non-current portions of the deferred tax asset and the deferred tax liability accounts offset each other in the Company's consolidated balance sheet.

15. RELATED PARTY TRANSACTIONS

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

On February 1, 2007, the Company entered into a month-to-month lease on its corporate headquarters with a company then owned in part by Kim Bradford, our President, Chief Executive Officer, Chief Financial Officer and Chairman, at $500 per month, which the Company believes to be at market rate.  The lease was terminated in February 2008.

On December 28, 2006, Mr. Bradford, Mr. DiFrancesco, a former partner of Mr. Bradford in Catalyst Consulting Partners and Decision Capital Management, LP and Mr. Furman, one former CFO and director purchased 6,055,000, 3,140,000 and 375,000 shares of our Common Stock, respectively by issuing notes to us in the amounts of $151,375, $78,500  and $9,375, respectively.  As a result of this transaction, a total of $239,250 of the $470,875 note, is due from related parties.   In December 2007, Mr. Bradford and Mr. Furman paid in full their notes plus accrued interest.  In June 2008, Mr. DiFrancesco paid in full his note plus accrued interest.

16. MAJOR CUSTOMERS

During 2008, the Company had three customers that accounted for all of its sales.  Hocol, Pacicic and Sunoco, each accounted for 57%,35% and 8% of total revenues.  For 2007, one customer, Sunoco, Inc., accounted for 100.0% of our oil and gas sales.

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

There are no legally restricted assets for the settlement of asset retirement obligations.  No income tax is applicable to the asset retirement obligation as of December 31, 2008 and 2007, because the Company records a valuation allowance on deductible temporary differences due to the uncertainty of its realization.  A reconciliation of the Company's asset retirement obligations from the periods presented is as follows:

	2008	2007
Beginning Balance	$16,547	$15,043
Incurred during the period
Additions for new wells
Accretion expense	1,656	1,504

Ending Balance	$18,203	$16,547

18. CHANGE IN CONTROL OF REGISTRANT

On December 28, 2006, a change of control occurred when Kim Bradford, our CEO and President, along with Ran Furman, our former CFO and a director, and Paul DiFrancesco, a partner of Kim Bradford in Catalyst Consulting Partners and Decision Capital Management, LP and other investors entered into a transaction with the Company whereby for a $470,875 promissory note, the Company issued a total of 18,835,000 shares of Common Stock, or approximately 64% of the Company’s outstanding common stock as of December 31, 2006.  The promissory notes carry an 8% interest rate, with interest and principal due at maturity, December 2009 and are secured by a pledge of shares issued.  In December 2007, Mr. Bradford and Mr. Furman paid in full their notes plus accrued interest.  In June 2008, Mr. DiFrancesco paid in full his note plus accrued interest.  In conjunction with the change of control, on January 23, 2007, Mr. Volk, Jr. resigned as President and CEO of the Company and Mr. Bradford was elected as President and CEO of the Company for a one year term.

19. CHANGE IN DIRECTORS OF REGISTRANT

Effective February 7, 2007, Mr. Lamberson resigned as director of the Company and Mr. Volk and Mr. Franklin elected Mr. Bradford to fill the director vacancy created.  Mr. Volk then resigned as a director of the Company and Mr. Bradford and Mr. Franklin elected Mr. Furman to fill the director vacancy created.  Mr. Franklin and Mr. Furman then elected to Mr. Bradford to the chairman of the board of the company.  Effective September 8, 2008, Mr. Furman resigned as director of the Company.

20. SUBSEQUENT EVENTS

In January 2009, we issued a total of 150,000 shares to two consultants.  The shares were valued at the stock price at the time of issuance with a total value of $30,000.  All of the shares vested immediately and will be recorded as stock based compensation expense in the first quarter of 2009.

In March 2009, we entered into an agreement (the “LEC Agreement”) with Lewis Energy (“LEC”) whereby LEC shall provide all of the capital required to drill the first well, up to a maximum of $3,500,000.  As part of the $3,500,000 maximum investment amount by LEC, LEC has also agreed to reimburse us for certain amounts we have already spent on the first well.  Under the LEC Agreement, we assigned Lewis 50% of our 50% interest in the Rosablanca concession and have made LEC the operator.  In addition, LEC shall recoup two times its investment in the first well (which shall not exceed $7,000,000) before Osage receives any cash flow derived from the first well.  Furthermore, as part of the LEC Agreement, we issued 5,250,000 shares of our common stock to an affiliate of LEC.  As a result of the LEC transaction, revenues and investments on all future wells in Rosablanca will be allocated 40% to Gold, 25% to LEC, 25% to us and 10% to Empesa.    If any party doesn’t contribute its share of the costs, its revenue interest will automatically be transferred to the party that provides the capital.  On March 23, 2009, we announced that we have completed testing on the first well without finding producible hydrocarbons in any of the zones evaluated.

21. SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Petrotech Engineering, Ltd, and Fletcher Lewis Engineering, Inc. prepared reserve estimates for the year-end reports for 2008 for the Cimarrona Property and Osage Property, respectively.  Raja Reddy Petroleum prepared the 2007 report. Management cautions that there are many inherent uncertainties in estimating proved reserve quantities and related revenues and expenses, and in projecting future production rates and the timing and amount of development expenditures. Accordingly, these estimates will change, as future information becomes available.

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

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 2008 and 2007 are as follows:

	2008			2007
	Colombia	USA	Combined	Colombia	USA	Combined
Proved Properties	2,091,908	$145,799	2,237,707		$103,177	$103,177
Unproved properties being amortized			-			-
Unproved properties not being amortized	2,682,843		2,682,843	150,464		150,464
Capitalized asset retiremet costs		13,675	13,675		13,675	13,675
Accumulated depletion, depreciation,			-			-
amortization and valuation allowances	(157,549)	(8,589)	(166,138)		(5,435)	(5,435)
	$4,617,202	$150,885	$4,768,087	$150,464	$111,417	$261,881

Estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas, as well as changes in proved developed and undeveloped reserves during the past two years are indicated below:

	2008 Oil (BBLs)			2008 Gas (MCF)
	Colombia	USA	Combined	Colombia	USA	Combined
Proved developed and
undeveloped reserves:
Beginning of year	-	157,066	157,066	-	200,922	200,922
Revisions of previous estimates		(109,057)	(109,057)		(200,922)	(200,922)
Improved recovery			-			-
Purchases of Minerals in place	351,269		351,269			-
Extensions and discoveries			-			-
Production	(23,491)	(3,376)	(26,867)			-
Sales of minerals in place			-			-
End of year	327,778	44,633	372,411	-	-	-

Proved developed reserves:
Beginning of year	-	157,066	157,066	-	200,922	200,922
End of year	327,778	44,633	372,411	-	-	-

	2007 Oil (BBLs)			2007 Gas (MCF)
	Colombia	USA	Combined	Colombia	USA	Combined
Proved developed and
undeveloped reserves:
Beginning of year		159,717	159,717		200,439	200,439
Revisions of previous estimates		2,999	2,999		483	483
Improved recovery			-			-
Purchases of Minerals in place			-			-
Extensions and discoveries			-			-
Production		(5,650)	(5,650)			-
Sales of minerals in place			-			-
End of year	-	157,066	157,066	-	200,922	200,922

Proved developed reserves:
Beginning of year	-	159,717	159,717	-	200,439	200,439
End of year	-	157,066	157,066	-	200,922	200,922

The foregoing estimates have been prepared by the Company from data prepared by independent petroleum engineers in respect to certain producing properties.  Revisions in previous estimates as set forth above resulted from analysis of new information, as well as from additional production experience or from a change in economic factors.  The reserve estimates are believed to be reasonable and consistent with presently known physical data concerning size and character of the reservoirs and are subject to change as additional knowledge concerning the reservoirs becomes available.

There Colombian reserves are attributable entirely to the Guaduas field, which we hold through our Cimarrona subsidiary, which owns 9.4% of the Guaduas field as of December 31, 2008.  There are no reserves attributable to partnership or minority interests at December 31, 2007.

The present value of estimated future net revenues of proved developed reserves, discounted at 10%, were as follows:

	2008			2007
	USA	Colombia	Combined	USA	Colombia	Combined
Proved developed and undeveloped reserves	$717,906	$8,295,070	$9,012,976	$7,788,051	$-	$7,788,051

(Present Value before income taxes)

Depletion, depreciation and accretion per equivalent unit of production was $0.53 and $0.47 for 2008 and 2007 in the United States.  In Colombia, the depletion, depreciation and accretion per equivalent unit was $0.55 for 2008 and zero for 2007.

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

Costs incurred, both capitalized and expensed, for oil and gas property acquisition, exploration and development 2008 and 2007 are as follows:

December 31, 2008	USA	Colombia	Combined
Property acquisition costs		2,090,345	2,090,345
Exploration costs		873,648	873,648
Development costs	42,622	299,699	342,321
Asset retirement costs	-	-	-

December 31, 2007	USA	Colombia	Combined
Property acquisition costs			-
Exploration costs		150,464	150,464
Development costs			-
Asset retirement costs	-	-	-

The results of operations for oil and gas producing activities for 2008 and 2007 were as follows:

	2008			2007
	USA	Colombia	Combined	USA	Colombia	Combined
Sales	245,451	1,760,643	2,006,094	288,255	-	288,255
Production Costs	112,965	710,632	823,597	95,893	-	95,893
Exploration Costs	-	-	-		-	-
Depletion, depreciation, amortization
and valuation allowance	1,786	136,753	138,539	3,324	-	3,324

Income Tax Provision	52,280	365,303	417,583	75,615	-	75,615

Results of Operations from
Production activities	78,420	547,955	626,375	113,423	-	113,423

The following information at December 31, 2008 and for 2008 and 2007, sets forth standardized measures of the discounted future net cash flows attributable to the Company's proved oil and gas reserves.

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

The following table presents the standardized measure of discounted estimated net cash flows relating to proved oil and gas reserves for 2008 and 2007:

	2008			2007
	USA	Colombia	Combined	USA	Colombia	Combined
Future cash inflows	1,854,501	20,251,810	22,106,311	13,185,804	-	13,185,804
Furture production costs	(645,502)	(7,930,310)	(8,575,812)	(2,354,360)	-	(2,354,360)
Future development costs	(250,000)	(1,305,110)	(1,555,110)	(175,000)	-	(175,000)
Future abanonment costs	(92,000)	(53,000)	(145,000)	(92,000)	-	(92,000)
Future income tax expenses	(346,800)	(4,385,356)	(4,732,156)	(4,225,778)	-	(4,225,778)

Future net cash flow	520,199	6,578,034	7,098,233	6,338,666	-	6,338,666
10% annual discount for estimated
timing of cash flows	(130,778)	(1,856,386)	(1,987,165)	(2,514,204)	-	(2,514,204)
Standardized measure of discounted
future net cash flow	389,421	4,721,648	5,111,069	3,824,462	-	3,824,462

The principal changes in the standardized measure of discounted future net cash flows during 2008 were as follows:

	2008
	USA	Colombia	Combined
Extensions			-
Revisions of previous estimates
Price changes	(1,492,974)		(1,492,974)
Quantity Changes	(5,419,491)		(5,419,491)
Changes in production rates, timing and other	(151,446)		(151,446)
Development costs incurred	(42,622)	(299,699)	(342,321)
Changes in estaimted future development costs	(75,000)		(75,000)
Purchase of Minterals in place		6,071,358
Sales of oil and gas, net of production costs	(132,486)	(1,050,011)	(1,182,497)
Accretion of discount			-
Net change in income taxes	3,878,978		3,878,978
Net increase/ (decrese)	(3,435,041)	4,721,648	(4,784,751)