Form 10-Q
period 2009-03-31
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2009-05-14
CIK 1405686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of May 12, 2009 was 46,359,775.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY

TABLE OF CONTENTS

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2009 and December 31, 2008

	2009	2008
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$1,032,580	$988,508
Colombian Trust Accounts (Note 4)	359,800	537,665
Accounts Receivable	52,033	64,658
Bank CD pledged for Letter of Credit (Note 6)	24,166	145,632
Other Current Assets	579,301	110,986
Prepaid Expenses	47,384	65,380
Total Current Assets	2,095,264	1,912,829

Property and Equipment, at cost (Note 2):
Oil and gas properties and equipment	1,976,744	4,920,550
Capitalized asset retirement costs	46,146	13,675
Other property & equipment	68,192	46,222
	2,091,082	4,980,447
Less: accumulated depletion, depreciation
and amortization	(269,801)	(183,166)
	1,821,281	4,797,281

Bank CD pledged for Bond	30,000	30,000

Total Assets	$3,946,545	$6,740,110

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$952,079	$2,128,915
Accrued Expenses	14,697	87,941
Current Maturity of Promissory Note (Note 8)	3,913	3,572
Total Current Liabilities	970,689	2,220,428

Promissory Note, net of Current Maturity (Note 8)	2,489	3,283
Liability for Asset Retirement Obligations (Note 12)	51,941	18,203

Commitments and Contingencies (Note 9)

Stockholders' Equity:
Common stock, $0.0001 par value, 190,000,000 shares
authorized; 46,359,775 and 40,959,775 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively.	4,636	4,095

Additional-Paid-in-Capital	11,786,073	11,336,613
Deferred Compensation	—	(7,493)
Stock Purchase Notes Receivable	(142,500)	(142,500)
Accumulated Deficit	(7,883,049)	(6,155,716)
Accumulated Other Comprehensive Loss -
Currency Translation (Loss)/Gain	(843,734)	(536,803)
	2,921,426	4,498,196

Total Liabilities and Stockholders' Equity	$3,946,545	$6,740,110

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months March 31, 2009 and March 31, 2008 (unaudited)

	2009	2008

Operating Revenues
Oil Revenues	$262,813	$34,565
Pipeline Revenues	481,257	—
Total Operating Revenues	744,070	34,565

Operating Costs and Expenses
Operating Expenses	203,348	18,423
Asset Impairment	1,612,894	—
Depreciation, Depletion and Accretion	86,634	2,733
Stock Based Compensation Expense	37,493	681,930
General and Administrative Expenses	546,227	398,832
Total Operating Costs and Expenses	2,486,596	1,101,918

Operating (Loss)	(1,742,526)	(1,067,353)

Other Income (Expenses):
Interest Income	16,526	27,689
Interest Expense	(1,333)	(250,568)
(Loss) before Income Taxes	(1,727,333)	(1,290,232)

Provision for Income Taxes	—	—

Net (Loss)	(1,727,333)	(1,290,232)

Other Comprehensive (Loss)/Income, net of tax:
Foreign Currency Translation Adjustment	(306,931)	124,971
Other Comprehensive Income	(306,931)	124,971

Comprehensive (Loss)	$(2,034,264)	$(1,165,261)

Basic and Diluted Loss per Share	$(0.04)	$(0.04)

Weighted average number of common share
and common share equivalents used to
compute basic and dilluted Loss per Share	43,274,775	35,959,775

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and March 31, 2008 (unaudited)

	2009	2008
Cash flows from Operating Activities:
Net (Loss)	$(1,727,333)	$(1,290,232)
Adjustments to reconcile net (loss) to net cash
provided/(used) by operating activites:
Asset Impairment	1,612,894
Beneficial Conversion of Convertible Debenture		216,790
Stock Based Compensation	7,493	681,930
Shares issued for services	30,000
Accretion of Asset Retirment Obligation	33,738	414
Amortization of Deferred Financing Costs		11,172
Provision for depletion, depreciation
amortization and valuation allowance	86,634	2,733
Changes in operating assets and liabitlies:
(Increase) in accounts receivable	12,625	(1,375)
(Increase) in other current assets	(360,992)
(Increase) in prepaid expenses	17,996	16,791
Increase/(decrease) in accounts payable and accrued expenses	1,615,988	67,175
Net cash provided/(used) by operating activities	1,329,043	(294,602)

Cash flows from Investing Activities:
Increase in Asset Retirement Obligation	(32,471)	—
Investment in Bank CD pledged for Letter of Credit	(50,934)	—
Maturity of Bank CD pledged for Letter of Credit	145,632	—
Reimbursement by LEC for expenditures on Phases 1 and 2 of Rosablanca	881,523
Investments in Oil & Gas Properties	(1,530,986)	(109,487)
Deposit made on Oil & Gas Property	—	(100,000)
Return of deposit made on Oil & Gas Property	—	140,000
Purchase of Non Oil & Gas property	—	(15,685)
Interest earned on Bank CD pledged for Letter of Credit	(732)	(1,837)
Payments (from) Colombian Trust Account	(389,619)	—
Net cash (used) by investing activities	(977,587)	(87,009)

Cash flows from Financing Activities:
Proceeds from payment on Stock Purchase Notes Receivable	—	14,100
Payments on Promissory Notes	(453)	(864)
Net cash provided/(used) by financing activities	(453)	13,236

Effect of exchange rate on cash and cash equivalents	(306,931)	124,971

Net increase (decrease) in cash and cash equivalents	44,072	(243,404)

Cash and Cash equivalents beginning of period	988,508	689,545

Cash and Cash equivalents at end of period	$1,032,580	$446,141

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payment for Interest	67	33,364
Cash Payment for Income Taxes	—	—

Non-Cash Transactions:
Issuance of Shares to Lewis Energy Corporation	420,000
Forgiveness of accounts payable to Lewis Energy Corporation	1,985,043
Issuance of Shares for Services	30,000

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (unaudited)

1. BASIS OF PRESENTATION

Osage Exploration and Development, Inc. (“Osage” or the “Company”) prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“USA”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K. These financial statements should be read together with the financial statements and notes in the Company’s 2008 Form 10-K filed with the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the USA were condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

The Company incurred significant losses and had negative cash flow from operations in the last three years and the three months ended March 31, 2009 and has an accumulated deficit of $7,883,049 at March 31, 2009 and $6,155,716 (audited) at December 31, 2008.  Substantial portions of the losses are attributable primarily to asset impairment charges, stock based compensation expense, professional fees and interest expense.  The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 did not have an impact on the Company's financial statements.

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

We did not have a provision for income taxes for 2009 and 2008.  Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore has recorded no tax provision related to its US operations for the current period.

2. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of March 31, 2009 and December 31, 2008:

	2009	2008
		(audited)

Properties subject to amortization	$1,970,376	$2,239,193
Properties not subject to amortization	6,368	2,681,357
Capitalized asset retirement costs	46,146	13,675

Accumulated depreciation and depletion	(49,302)	(143,290)

Oil & Gas Properties, Net	$1,973,588	$4,790,935

3. GEOGRAPHICAL INFORMATION

The following table sets forth revenues for the periods reported and assets by geographic location:

	Colombia	United States	Consolidated
March 31, 2009
Total Revenues	$726,255	$17,815	$744,070
% of Total	97.6%	2.4%	100.0%

Long Lived Assets	$1,646,965	$174,316	$1,821,281
% of Total	90.4%	9.6%	100.0%

March 31, 2008
Total Revenues	$-	$34,565	$34,565
% of Total	0.0%	100.0%	100.0%

Long Lived Assets	142,563	165,995	308,558
% of Total	46.2%	53.8%	100.0%

4. COLOMBIAN TRUST ACCOUNTS

In June 2007, we entered into an agreement (the “Agreement”) with Gold Oil, Plc (“Gold”) and Empesa Petrolera de Servicios y Asesorias, S.A. (“Empesa), whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the Agencia Nacional de Hidrocarburos (“ANH”) to Gold in June 2007.  In August 2007, we (i) paid $1,200,000 to Gold representing funds Gold previously issued to a trust established by the ANH to use for drilling the first well for the Rosablanaca concession and (ii) issued a letter of credit of $144,000 for the benefit of Gold’s bank in Colombia representing the guarantee required by the ANH.  We were obligated to commence drilling on the first well by December 26, 2008, which we have done.  As of March 31, 2009, we had a balance of $427,756 in this trust account.

Under the terms of the concession agreement with the ANH, we are required to perform six phases, with each phase lasting 12 months.  We already performed the first phase which was to drill the first well.  Each phase will require us to fund a new trust account and issue a letter of credit as well as perform certain tasks.  Phase 2 required an establishment of a new trust account for $790,000, of which our share was initially $395,000 but was then reduced to $197,500 upon the signing of the Lewis Energy Colombia, Inc., (“LEC”) transaction as further described in Footnote 10.  Phase 2 also required the issuance of a letter of credit in the amount of $110,000, of which our share was initially $55,000, but was later reduced to $27,500 upon signing of the LEC transaction and obligated us to perform certain seismic work.  As of March 31, 2009, we had a balance of $192,119 in the trust account to be used for Phase 2.  Phases 3,4,5 and 6 each require the funding of a trust account in the amount of $1,200,000, of which our share will be $300,000 and an issuance of a letter of credit in the amount of $144,0000, of which our share will be $36,000 and the drilling of an additional well in each phase.  The concession with the ANH shall remain in effect as long as we meet our timely obligations to drill each well that we present to the ANH.

5. DEPOSITS

In January 2007, we placed a deposit totaling $82,000 on approximately 85% of the working interest of a natural gas property consisting of 640 acres with proved undeveloped reserves located in Hansford County, Texas, owned by Pearl Resources Corp.  The agreement was amended in March 2007 stipulating that unless the Company acquires a contiguous lease by June 1, 2007 for $48,000, a second contiguous lease by August 1, 2007 for $80,000 and place $445,180 in escrow for drilling and completing the first well with actual commencement of drilling prior to September 15, 2007, the seller has the right to refund 90% of all payments received and void the agreement.  In September 2007, the seller provided us with an extension until June 30, 2008 to fulfill all of our obligations under the agreement.  We have not received an extension from the seller and believe the seller will void the agreement.  We do not believe we will receive any of the $82,000 we have invested and accordingly, as of December 31, 2008, we wrote down the value of the deposit to zero.

In November 2007, we entered into an agreement to purchase out of bankruptcy a working interest in an oil & gas leasehold and producing wellbore in Louisiana for a purchase price of $1,400,000.  Upon the signing of the agreement, we placed a deposit totaling 10% of the total purchase price, or $140,000.  The bankruptcy court did not pursue the sale and we received our deposit of $140,000 back on March 1, 2008.  We have no further obligations for this property.

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

6. BANK CD PLEDGED FOR LETTER OF CREDIT

In August 2007, we placed $144,000 in a certificate of deposit (“CD”) with a bank as collateral for the $144,000 letter of credit required by the ANH as more fully described in footnote 4 above.  In June 2008, we received an extension from the ANH until December 26, 2008 to drill our first well.  Accordingly, in December 2008, the CD was extended until March 25, 2009.  We were obligated to drill the first well in the Rosablanca concession by December 26, 2008 in order to not lose our interest in the concession and this CD.  As we completed our obligation on the first well by December 26, 2008, the letter of credit expired on March 25, 2009 and we redeemed the CD at that time.  Accordingly, the balance of this CD at March 31, 2009 was zero.

In March 2009, we placed the equivalent of $55,000 in a CD, and LEC then reimbursed us $27,500 for this CD, with a bank in Colombia as collateral for the $110,000 letter of credit required by the ANH for Phase 2 as more fully described in footnote 4 above.  The balance of this CD at March 31, 2009 was $24,166.

7. UNSECURED CONVERTIBLE PROMISSORY NOTE

In July 2007, we issued a $1,100,000 unsecured convertible promissory note (“Unsecured Convertible Promissory Note”) to one institutional investor for gross proceeds of $1,100,000.  The Unsecured Convertible Promissory Note matured September 30, 2008, had an 8% interest rate, payable in cash quarterly, and was convertible, in whole or in part, into units, with each unit (“Unit”) priced at $1.00 and consisting of one share of common stock and one warrant, exercisable at $1.25 per share maturing three years from issuance.  We had the option to prepay the Unsecured Convertible Promissory Note at any time prior to maturity with no penalty.   We had the option, but only at maturity, to repay the Unsecured Convertible Promissory Note in Units.  At September 30, 2008, we elected to repay in full the Unsecured Convertible Promissory note by issuing 1,100,000 Units.  As such, the balance of the Unsecured Convertible Promissory Note at March 31, 2009 and December 31, 2008 (audited) was zero.  Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, “Application of Issue No. 98-5 in Certain Convertible Instruments,” we recorded $1,067,274 upon the issuance of the Unsecured Convertible Promissory Note attributable to the beneficial conversion feature as additional paid in capital.  The discount was amortized using the effective interest rate method over the term of the indebtedness.

8. PROMISSORY NOTE

On April 27, 2007, we purchased a truck to be used by our pumper in our Oklahoma property by issuing a promissory note (the “Promissory Note”) to a bank secured by the truck.  The Promissory Note matures October 27, 2010, has a variable interest rate of Prime plus 1.0%, and has monthly principal and interest payments totaling $366.  As of March 31, 2009, the interest rate on the Promissory Note was 4.25%.

The following table summarizes the balance of the note at March 31, 2009:

Promissory Note Outstanding at March 31, 2009	$6,402
Less Current Portion	3,913
$2,489

9. COMMITMENTS AND CONTINGENCIES

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

The Company is not aware of any environmental claims existing as of March 31, 2009, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's property.

LAND RENTALS AND OPERATING LEASES

In February 2008, the Company entered into a 36 month lease for its corporate offices in San Diego.  The lease is initially for $3,682 per month for the first year, increasing to $3,800 and $3,923 in the second and third year respectively.  The lease is guaranteed by Mr. Kim Bradford, our President and Chief Executive Officer.  No compensation was given to Mr. Bradford for his guarantee. In addition, the Company is responsible for all operating expenses and utilities.  Outside of the San Diego lease, the Company’s Oklahoma office and all equipment leased are under month-to-month operating leases.

Future minimum rental payments required as of March 31, 2009 under operating leases are as follows by year:

Year	Amount
2009	$34,201
2010	46,950
2011	3,922
Totals	$85,073

Rental expense charged to operations totaled $13,633 and $10,865 in 2009 and 2008, respectively.

LEGAL PROCEEDINGS

The Company is not a party to any litigation that has arisen in the normal course of its business and that of its subsidiaries.

10. EQUITY TRANSACTIONS

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

Lewis Energy Colombia, Inc.
In March 2009, we entered into an agreement (the “LEC Agreement”) with Lewis Energy Colombia, Inc. (“LEC”), whereby LEC has agreed to provide $3,500,000, to drill the first well and become operator of Rosablanca in return for a 50% assignment of our 50% operating interest in the Rosablanca.  In addition, LEC is entitled to recoup two times its investment in the first well before Osage receives any cash flow from the first well.  The transaction was recorded in accordance with paragraph 47(c) SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.”  Furthermore, as part of the LEC Agreement, we issued 5,250,000 shares of our common stock to an affiliate of LEC.  As a result of the LEC transaction, revenues and investments on all future wells in Rosablanca will be allocated 40% to Gold, 25% to LEC, 25% to us and 10% to Empesa.    If any party doesn’t contribute its share of the costs, its revenue interest will automatically be transferred to the party that provides the capital.  On March 23, 2009, we announced we completed testing on the first well without finding producible hydrocarbons in any of the zones evaluated.  As a result of the transaction, we recognized no gain or loss on the assignment of our interest.

11. MAJOR CUSTOMERS

In 2009, three customers accounted for all of our sales.  Pacific, Hocol and Sunoco, each accounted for approximately 65%, 33% and 2%, respectively, of total revenues.  In 2008, Sunoco accounted for 100% of our total revenues.

12. ASSET RETIREMENT OBLIGATIONS

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

There are no legally restricted assets for the settlement of asset retirement obligations.  A reconciliation of the Company's asset retirement obligations for the periods presented is as follows:

	March 31, 2009			March 31, 2008
	Colombia	United States	Combined	Colombia	United States	Combined
Beginning Balance	$—	$18,203	$18,203	$—	$16,547	$16,547
Incurred during the period		—	—	—	—	—
Additions for new wells	32,471	—	32,471	—	—	—
Accretion expense	812	455	1,267	—	414	414

Ending Balance	$33,283	$18,658	$51,941	$—	$16,961	$16,961

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In June 2007, we entered into the Agreement with Gold and Empesa, whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the ANH to Gold in June, 2007.  Our decision to pursue the Rosablanca project was based on the seismic data generated by the ANH that revealed multiple target opportunities.  Under the Agreement, we are considered the operators of the concession and are obligated to pay all costs associated with drilling and testing of the first well on the Rosablanca project.  Revenues generated from the first well were to be allocated 50% to us, 40% to Gold and 10% to Empesa.  In March 2009, we entered into an agreement (the “LEC Agreement”) with Lewis Energy Colombia, Inc. (“LEC”), whereby LEC agreed to provide $3,500,000 to drill the first well and become operator of Rosablanca in return for a 50% assignment of our 50% operating interest in the Rosablanca.  In addition, LEC is entitled to recoup two times its investment in the first well before Osage receives any cash flow from the first well.  The transaction was recorded in accordance with paragraph 47(c) SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.”  Furthermore, as part of the LEC Agreement, we issued 5,250,000 shares of our common stock to an affiliate of LEC.  As a result of the LEC transaction, revenues and investments on all future wells in Rosablanca will be allocated 40% to Gold, 25% to LEC, 25% to us and 10% to Empesa.    If any party doesn’t contribute its share of the costs, its revenue interest will automatically be transferred to the party that provides the capital.  On March 23, 2009, we announced we completed testing on the first well without finding producible hydrocarbons in any of the zones evaluated.  As a result of the transaction, we recognized no gain or loss on the assignment of our interest.

In August 2007, we (i) paid $1,200,000 to Gold representing the funds Gold previously issued to a trust account established by the ANH to use for drilling the first well for the Rosablanaca concession and (ii) issued a letter of credit in the amount of $144,000 for the benefit of Gold’s bank in Colombia representing the guarantee required by the ANH.  We were obligated to commence drilling on the first well by December 26, 2008, which we have done.  As of December 31, 2008, we had a balance of $537,665 in the trust account.  Under the terms of the concession agreement with the ANH, we have the right to explore for up to six phases, with each phase lasting 12 months.  We already performed the first phase which was to drill the first well.  Each phase will require us to fund a new trust account, and issue a letter of credit as well as perform certain tasks.  Phase 2 required an establishment of a trust account for $790,000, of which our share was $197,500, and an issuance of a letter of credit in the amount of $110,000, of which our share was $27,500 and obligated us to perform certain seismic work.  In the first quarter of 2009, we funded both the trust account and the letter of credit.  Phases 3, 4, 5 and 6, assuming that we are still in exploration, each require the funding of a trust account in the amount of $1,200,000, of which our share will be $300,000, an issuance of a letter of credit in the amount of $144,000, of which our share will be $36,000 and the drilling of an additional well in each phase.  The exploitation phase of the concession with the ANH shall remain in effect for up to 24 years as long as we meet our timely obligations to drill each well that we present to the ANH. The royalty rate under this ANH contract is 8% for up to 5,000 barrels per day, increasing on a sliding scale to 25% if production exceeds 600,000 barrels per day.  On March 23, 2009, we announced that we have completed testing on the first well without finding producible hydrocarbons in any of the zones evaluated.

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

We anticipate we will need to raise at least $1,000,000 to provide for requirements for the next twelve months including costs to complete phase 2 and fund the trust account and letter of credit for phase 3 of Rosablanca.  If we are unable to raise the entire sum and cannot fulfill our obligations under the Rosablanca concession, we may lose the concession and our ability to participate in other Colombian projects.  At present, the revenues generated from Cimarrona and Oklahoma properties are only sufficient to cover field operating expenses and a small portion of our overhead.

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

Results of Operations

Three Months ended March 31, 2009 compared to Three Months ended March 31, 2008

	2009		2008		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Oil Sales	$262,813	35.3%	$34,565	100.0%	$228,248	660.3%
Pipeline Sales	481,257	64.7%	—	0.0%	481,257	N/A
Total Revenues	744,070	100.0%	34,565	100.0%	709,505	2052.7%

Operating Expenses
Operating Expenses	203,348	27.3%	18,423	53.3%	184,925	1003.8%
Asset Impairment	1,612,894	216.8%	—	0.0%	1,612,894	N/A
Stock Based Compensation Expense	37,493	5.0%	681,930	1972.9%	(644,437)	-94.5%
Depreciation , Depletion and Accretion	86,634	11.6%	2,733	7.9%	83,901	3069.9%
General & Administrative Expenses	546,227	73.4%	398,832	1153.9%	147,395	37.0%
Total Operating Costs and Expenses	2,486,596	334.2%	1,101,918	3188.0%	1,384,678	125.7%

Operating Loss	(1,742,526)	-234.2%	(1,067,353)	-3088.0%	(675,173)	63.3%

Other Income/(Expenses)	15,193	2.0%	(222,969)	-645.1%	238,162	-106.8%

Net Loss	(1,727,333)	-232.1%	(1,290,322)	-3733.0%	(437,011)	33.9%

Comprehensive Loss	$(2,034,264)	-273.4%	$(1,165,261)	-3371.2%	$(869,003)	74.6%

Oil Sales

Revenues from oil sales were $262,813, an increase of $228,248, or 660.3%, in 2009 compared to $34,565 in 2008.  Approximately 93% of the oil revenues in 2009 were derived from the Cimarrona property which we acquired on April 1, 2008.  In 2009, we sold 7,647 barrels (“BBLs”) at an average gross price of $35.43 compared to 489 BBBls at an average gross price of $93.83 in 2008.

Pipeline Sales

Pipeline sales from our Cimarrona property accounted for 64.7% and 0% of total revenues in 2009 and 2008, respectively.  In 2009, we recognized pipeline sales of $481,257 from the transportation of approximately 2.71 million barrels (of which our share was approximately 255,000 barrels).  No pipeline sales were recognized in 2008 as Cimarrona was acquired on April 1, 2008.

Total Revenues

Total revenues were $744,070, an increase of $709,505, or 2,052.7%, in 2009 compared to $34,565 in 2008.  Approximately 98% of our 2009 revenues were derived from our Cimarrona property which we acquired on April 1, 2008.  Oil and gas sales comprised 35.3% of total revenues in 2009 compared to 100% in 2008, due to the inclusion of the Cimarrona pipeline sales in 2009.

Operating Expenses

Our operating expenses were $203,348 in 2009 with $149,835 attributable to our Cimarrona property, compared to operating expenses of $18,423 in 2008, which were entirely attributable to our Osage property.  Operating expenses as a percentage of total revenues decreased to 27.3% in 2009 from 53.3% in 2008.

Asset Impairment

We recorded an asset impairment charge of $1,612,894 in 2009 relating to our first well at Rosablanca as we found no producible hydrocarbons.  No impairment charge was recorded in 2008.

Stock Based Compensation Expense

Stock based compensation expense was $37,493 and $681,930 in 2009 and 2008.  2009 Stock based compensation expense was comprised of $30,000 of the value of shares issued to two consultants and $7,493 for the amortization of the value of shares issued in November 2007 to two employees which vested on January 2009.  2008 Stock based compensation expense relates amortization in 2008 of the value of shares issued in November 2007.  All shares were valued based on the stock price at the date of issuance.

General and Administrative Expenses

General and administrative expenses were $536,227 in 2009, a $137,395 increase, or 34.4% increase, compared to $398,832 in 2008.  The increase is primarily attributable to increased expenses in Colombia relating to the Rosablanca and the Cimarrona property, as well as increased compensation expense.  General and administrative expenses as a percentage of total revenues decreased to 72.1% in 2009 from 1,153.9% in 2008, primarily due to the increase in revenues exceeding the increase in general and administrative expenses.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $86,634 in 2009 compared to $2,733 in 2007, primarily due to depreciation and depletion relating to the Cimarrona property which we acquired in April 1, 2008 and the amortization of asset retirement obligation relating to the Rosablanca property.

Loss from Operations

Loss from operations was $1,742,526 and $1,067,353 in 2009 and 2008, respectively.

Interest Expense, Net

Net interest income was $15,193 in 2009 compared to a net interest expense of $222,969 in 2008.  Interest expense in 2008 consisted primarily of the amortization of the beneficial conversion feature of the $1,100,000 Unsecured Convertible Promissory Note, which converted into shares of common stock in September 2008.

Net Loss

Net loss was $1,727,333 and $1,290,232 in 2009 and 2008, respectively.

Foreign Currency Translation

Foreign currency translation loss was $306,931 in 2009 compared to a foreign currently translation gain of $124,971 in 2008.  The Colombian Peso to Dollar Exchange Rate averaged 2,418 and 1,910 in 2009 and 2008, respectively and was 2,551 and 1,831 at March 31, 2009 and March 31, 2008, respectively.

Comprehensive Loss

Comprehensive loss was $2,034,264 and $1,165,261 in 2009 and 2008, respectively.

Liquidity and Capital Resources

We had working capital of $1,124,575 at March 31, 2009, compared to a working capital deficit of $307,599 at December 31, 2008.  Working capital at March 31, 2009 consisted primarily of $1,032,580 of cash, $579,301 of other current assets consisting primarily of the net amount due from Pacific Rubiales under our joint operating agreement and $359,800 in trust accounts in Colombia, offset by $952,079 of accounts payable.

At both March 31, 2009 and December 31, 2008, we had no debt on our balance sheet.  Since January 1, 2007, we have raised in excess of $6,000,000 in gross proceeds through various debt and equity financings, as well as partnership agreements.  We have used the majority of the net proceeds for costs related to our Rosablanca project in Colombia, as well as for working capital purposes.

Net cash provided by operating activities totaled $1,329,043 in 2009 compared to net cash used by operating activities of $294,602 in 2008.  The major components of the net cash used by operating activities in 2009 were the $1,727,333 net loss, offset by $1,612,894 asset impairment charge relating to our first well in Rosablanca and $1,615,988 increase in accounts payable and accrued expenses.  The major components of the net cash used in operating activities in 2008 were the net loss of $1,290,232, offset by $681,930 stock based compensation and $216,790 amortization of beneficial conversion feature.

Net cash used by investing activities totaled $977,587 in 2009 compared to net cash used by investing activities of $87,009 in 2008.  Net cash used in investing activities in 2009 consisted primarily of $1,530,986 investments in oil and gas properties and $389,619 payments made out of our Colombian trust accounts, offset by $881,523 received from LEC for the assignment of 50% of our Rosablanca concession.  Net cash used in investing activities in 2008, consisted primarily of $$109,487 investments in oil properties and $100,000 deposit made on an oil property, offset by the return of $140,000 of a deposit made on an oil property.

Net cash used by financing activities totaled $453, while net cash provided by financing activities totaled $13,236 in 2008 and consisted primarily of the $14,100 proceeds from payment on the stock purchase notes receivable.

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

Effect of Changes in Prices
Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil produced by us fluctuated significantly during the last year. Changes in the price that we receive for our oil and gas is set by market forces beyond our control as well as governmental intervention.  Average price received by us for a barrel of oil equivalent (“BOE”) were $35.43 and $93.83 in 2009 and 2008, respectively.  The volatility and uncertainty in oil and gas prices have made it more difficult for a company like us to increase our oil and gas asset base and become a significant participant in the oil and gas industry.  We currently sell all of our oil and gas production to Hocol in Colombia and Sunoco in the United States.  However, in the event these customers discontinued oil and gas purchases, we believe we can replace these customers with other customers who would purchase the oil at terms standard in the industry.

We have no material exposure to interest rate changes.  We are subject to changes in the price of oil and exchange rates of the Colombian Peso, which are out of our control.  In our Osage property, we sold oil at prices ranging from $32.35 to $41.09 per barrel in 2009 compared to a range of $88.25 to $103.5 per barrel in 2008.  In our Cimarrona property in Colombia, we sold oil at prices ranging from $28.06 to $42.88 per barrel in 2009.  The Colombian Peso to Dollar Exchange Rate averaged approximately 2,418 and 1,910 in 2009 and 2008, respectively.  The Colombian Peso to Dollar Exchange Rate was 2,551 and 1,831 at March 31, 2009 and March 31, 2008, respectively.

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

The costs of drilling and equipping development wells are capitalized, whether the wells are successful or unsuccessful.  The costs of drilling and equipping exploratory wells are capitalized until they are determined to be either successful or unsuccessful.  If the wells are successful, the costs of the wells remain capitalized.  If, however, the wells are unsuccessful, the capitalized costs of drilling the wells, net of any salvage value, are charged to operations in the period the wells are determined to be unsuccessful.  In 2009, we recorded an impairment charge of $1,612,894 relating to our first well in the Rosablanca concession as we found no producible hydrocarbons.

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis.  As of March 31, 2009, our oil production operations were conducted in Colombia and in the United States of America.  The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009, utilizing a top-down, risk based approach described in SEC Release No. 34-55929 as suitable for smaller public companies.  Based on this assessment, management determined that the Company’s internal control over financial reporting as of March 31, 2009 is not effective.  Based on this assessment, management has determined that, as of March 31, 2009, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management's assessment was the lack of independent oversight by an audit committee of independent members of the Board of Directors. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Given the difficulty of finding qualified individuals who are willing to serve as independent directors, there has been no change in the audit committee.

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

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended  March 31, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

(a) The following securities were issued during the fiscal quarter and not previously reported in a Quarterly Report on Form 10-Q of Current Report on Form 8-K

In January 2009, we issued a total of 150,000 shares of our Common Stock to two consultants.  The shares were valued at $30,000, or $0.20 per share, representing the closing stock price of the Common Stock at the date of grant.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder and a restrictive legend was placed thereon.

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

OSAGE EXPLORATION AND DEVELOPMENT, INC. (Registrant)

Date: May 13, 2009	By:	/s/ Kim Bradford
Kim Bradford
President and Chief Executive Officer

Date: May 13, 2009	By:	/s/ Kim Bradford
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