Form 10-Q
period 2009-06-30
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2009-08-07
CIK 1405686

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ________ to ________

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

Yes ☐             No ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of August 5, 2009 was 46,359,775.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2009 and December 31, 2008

	2009	2008
ASSETS	(unaudited)

Current Assets:
Cash and cash equivalents	$936,762	$988,508
Colombian Trust Accounts (Note 4)	233,201	537,665
Accounts Receivable	81,039	64,658
Bank CD pledged for Letter of Credit (Note 6)	29,533	145,632
Other Current Assets	267,187	110,986
Prepaid Expenses	36,212	65,380
Total Current Assets	1,583,934	1,912,829

Property and Equipment, at cost (Note 2):
Oil and gas properties and equipment	1,879,735	4,920,550
Capitalized asset retirement costs	46,146	13,675
Other property & equipment	46,222	46,222
	1,972,103	4,980,447

Less: accumulated depletion, depreciation and amortization	(362,036)	(183,166)
	1,610,067	4,797,281

Bank CD pledged for Bond	30,000	30,000

Total Assets	$3,224,001	$6,740,110

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$183,862	$2,128,915
Accrued Expenses	21,776	87,941
Current Maturity of Promissory Note (Note 8)	3,416	3,572
Total Current Liabilities	209,054	2,220,428

Promissory Note, net of Current Maturity (Note 8)	2,043	3,283
Liability for Asset Retirement Obligations (Note 12)	53,208	18,203

Commitments and Contingencies (Note 9)

Stockholders' Equity:
Common stock, $0.0001 par value, 190,000,000 shares authorized; 46,959,775 and 40,959,775 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively.	4,696	4,095

Additional-Paid-in-Capital	11,804,013	11,336,613
Deferred Compensation	-	(7,493)
Stock Purchase Notes Receivable	(142,500)	(142,500)
Accumulated Deficit	(8,223,010)	(6,155,716)
Accumulated Other Comprehensive Loss - Currency Translation (Loss)	(483,503)	(536,803)
	2,959,696	4,498,196

Total Liabilities and Stockholders' Equity	$3,224,001	$6,740,110

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months ended June 30, 2009 and June 30, 2008 (unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008

Operating Revenues
Oil Revenues	$210,942	$874,520	$463,486	$909,086
Pipeline Revenues	420,983	206,807	912,510	206,807
Total Operating Revenues	631,925	1,081,327	1,375,996	1,115,893

Operating Costs and Expenses
Operating Expenses	227,600	353,233	431,109	371,655
Asset Impairment	111,579	-	1,724,473	-
Depreciation, Depletion and Accretion	92,236	61,528	178,870	64,261
Stock Based Compensation Expense	18,000	849,930	55,493	1,531,860
General and Administrative Expenses	529,047	378,702	1,075,111	777,311
Total Operating Costs and Expenses	978,462	1,643,393	3,465,056	2,745,087

Operating (Loss)	(346,537)	(562,066)	(2,089,060)	(1,629,194)

Other Income (Expenses):
Interest Income	7,916	51,562	24,442	78,361
Interest Expense	(1,342)	(250,566)	(2,676)	(501,134)
Other	-	4,529	-	4,529
(Loss) before Income Taxes	(339,963)	(756,541)	(2,067,294)	(2,047,438)

Provision for Income Taxes	-	83,670	-	83,670

Net (Loss)	(339,963)	(840,211)	(2,067,294)	(2,131,108)

Other Comprehensive Income/(Loss), net of tax:
Foreign Currency Translation Adjustment	360,231	(133,562)	53,300	(8,591)
Other Comprehensive Income/ (Loss)	360,231	(133,562)	53,300	(8,591)

Comprehensive Income/(Loss)	$20,269	$(973,773)	$(2,013,994)	$(2,139,699)

Earnings per Share Date:
Basic and Diluted Net Loss	$(0.01)	$(0.02)	$(0.04)	$(0.06)
Other Comprehensive Income/ (Loss)	$0.01	$(0.00)	$0.00	$(0.00)
Comprehensive Income/Loss	$0.00	$0.02	$(0.04)	$(0.06)

Weighted average number of common share and common share equivalents used to compute basic and dilluted Loss per Share	46,504,830	38,776,259	46,359,775	37,368,017

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and June 30, 2008 (unaudited)

	2009	2008
Cash flows from Operating Activities:
Net (Loss)	$(2,067,294)	$(2,131,108)
Adjustments to reconcile net (loss) to net cash provided/(used) by operating activites:
Asset Impairment	1,724,473	-
Beneficial Conversion of Convertible Debenture	-	433,580
Stock Based Compensation	7,493	1,363,860
Shares issued for services	48,000	168,000
Accretion of Asset Retirment Obligation	35,005	828
Amortization of Deferred Financing Costs	-	22,344
Provision for depletion, depreciation amortization and valuation allowance	178,870	64,261
Changes in operating assets and liabitlies:
(Increase) in accounts receivable	(16,381)	(422,936)
Decrease/(Increase) in other current assets	109,296	(141,794)
Decrease in prepaid expenses	30,859	47,096
Increase in accounts payable and accrued expenses	93,034	73,019
Net cash provided/(used) by operating activities	143,355	(522,850)

Cash flows from Investing Activities:
Cash acquired with Cimarrona Acquisition	-	480,793
Increase in Asset Retirement Obligation	(32,471)	-
Pipeline Reimbursement by Operator	797,483	-
Investment in Bank CD pledged for Letter of Credit	(46,868)	-
Maturity of Bank CD pledged for Letter of Credit	145,632	-
Proceeds from assignment of 50% of Rosablanca	881,523	-
Investments in Oil & Gas Properties	(1,634,724)	(2,179)
Return of deposit made on Oil & Gas Property	-	140,000
Purchase of Non Oil & Gas property	-	(36,400)
Interest earned on Bank CD pledged for Letter of Credit	(1,535)	3,043
Interest earned on Colombian Bonds	-	66,863
Investment in Colombian Trust Account	(379,480)	2,619
Net cash provided/(used) by investing activities	(270,440)	654,739

Cash flows from Financing Activities:
Proceeds from payment on Stock Purchase Notes Receivable	-	167,375
Payments on Promissory Notes	(1,396)	(1,729)
Net cash provided/(used) by financing activities	(1,396)	165,646

Effect of exchange rate on cash and cash equivalents	76,735	(8,591)

Net increase (decrease) in cash and cash equivalents	(51,746)	288,944

Cash and Cash equivalents beginning of period	988,508	689,545

Cash and Cash equivalents end of period	$936,762	$978,489

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payment for Interest	142	66,726
Cash Payment for Income Taxes	-	-

Non-Cash Transactions:
Forgiveness of accounts payable by Lewis Energy Corporation	1,985,043
Forgiveness of Joint Operating Account Liabilities by Pacific Rubiales Energy Corp.	799,007
Issuance of Shares to Lewis Energy Corporation	420,000
Shares and Warrants issued in connection with Cimarrona acquisition		2,128,845
Issuance of Shares for Services	48,000	168,000

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 (unaudited)

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

The Company incurred significant losses and negative cash flow in the last three years as well as the six months ended June 30, 2009 and has an accumulated deficit of $8,223,010 at June 30, 2009 and $6,155,716 (audited) at December 31, 2008.  Substantial portions of the losses are attributable to asset impairment charges, stock based compensation expense, professional fees and interest expense.  The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management of our Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) increasing our current production, (b) controlling overhead and expenses and (c) raising additional capital and/or obtaining financing.

There can be no assurance the Company can accomplish these steps and it is uncertain the Company will achieve a profitable level of operations and obtain additional financing. There can be no assurance that additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

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

In May 2009, the FASB issued FASB No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the standard will not have a material impact on the Company.

In June 2009, the FASB issued FASB No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of the standard will not have a material impact on the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of SFAS 167 on the Company’s financial condition, results of operations and cash flows.

In June 2009, the FASB issued Financial Accounting Standard No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (FAS 168). In addition in June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Topic 205 – Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASU 2009-1). Both FAS 168 and ASU 2009-1 recognize the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles to be utilized by nongovernmental entities. FAS 168 and ASU 2009-1 are effective for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement is not expected to have a material effect on the Company’s financial statements.

All new accounting pronouncements issued but not yet effective have been deemed to not be applicable, hence the adoption of these new standards is not expected to have a material impact on the consolidated financial statements.

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

We did not have a provision for income taxes for 2009.  Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its US operations for the current period.  In 2008, we recorded a tax provision of $83,270 relating entirely to our Cimarrona operations in Colombia which we acquired on April 1, 2008.  We eliminated this amount when we computed our full year 2008 provision due to the history of operating losses that existed in Cimarrona prior to us acquiring it.

2. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of June 30, 2009 and December 31, 2008:

	2009	2008

Properties subject to amortization	$1,872,160	$2,239,193
Properties not subject to amortization	7,574	2,681,357
Capitalized asset retirement costs	46,146	13,675
	1,925,880	4,934,225

Accumulated depreciation and depletion	(338,066)	(143,290)

Oil and as Properties, Net	$1,587,814	$4,790,935

The significant decrease in oil and gas properties relate primarily to (i) to the assignment of 50% of Rosablanca to Lewis Energy Corporation as more fully described in footnote 10 and the asset impairment charge to write down the value of all costs relating to the first well in Rosablanca and (ii) a transaction with Pacific Rubiales Energy Corp. (“Pacific”), the operator of the pipeline and 90.4% owner of the Guaduas field in Colombia Pacific whereby Pacific reimbursed us for certain costs relating to the pipeline as well as adjusted the amount owed to them under our joint operating agreement, which were originally included as capitalized costs of the pipeline.  No gain or loss was recognized from this transaction.

3. GEOGRAPHICAL INFORMATION

The following table sets forth revenues and assets for the periods reported by geographic location:

	Revenues for the		Revenues for the
	Quarter ended June 30, 2009		Quarter ended June 30, 2008
	Amount	% of Total	Amount	% of Total
Colombia	$606,800	96.0%	$990,512	91.6%
United States	25,125	4.0%	90,815	8.4%
Total	$631,925	100.0%	$1,081,327	100.0%

	Revenues for the		Revenues for the
	Six Months ended June 30, 2009		Six Months ended June 30, 2008
	Amount	% of Total	Amount	% of Total
Colombia	$1,333,055	96.9%	$990,512	88.8%
United States	42,490	3.1%	125,381	11.2%
Total	$1,375,545	100.0%	$1,115,893	100.0%

	Long Lived Assets at		Long Lived Assets at
	June 30, 2009		June 30, 2008
Colombia	$1,441,640	89.5%	$2,442,219	94.4%
United States	168,427	10.5%	145,227	5.6%
Total	$1,610,067	100.0%	$2,587,446	100.0%

4. COLOMBIAN TRUST ACCOUNTS

In June 2007, we entered into an agreement (the “Agreement”) with Gold Oil, Plc (“Gold”) and Empesa Petrolera de Servicios y Asesorias, S.A. (“Empesa), whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the Agencia Nacional de Hidrocarburos (“ANH”) to Gold in June 2007.  In August 2007, we (i) paid $1,200,000 to Gold representing the funds Gold previously issued to a trust established by the ANH to use for drilling the first well for the Rosablanaca concession and (ii) issued a letter of credit of $144,000 for the benefit of Gold’s bank in Colombia representing the guarantee required by the ANH.  We were obligated to commence drilling on the first well by December 26, 2008, which we did.  As of June 30, 2009, we had a balance of $1,474 in this trust account.

Under the terms of the concession agreement with the ANH, we are required to perform six twelve-month phases.  The ANH concession shall remain in effect as long as we meet our timely obligations to complete each phase that we present to the ANH.  We already performed the first phase which was to drill the first well.  Each phase requires us to fund a new trust account and issue a letter of credit as well as perform certain tasks.  Phase 2 required an establishment of a new trust account for $790,000, of which our share was initially $395,000, later reduced to $197,500 upon the signing of the Lewis Energy Colombia, Inc., (“LEC”) transaction as further described in Footnote 10.  Phase 2 also required the issuance of a letter of credit for $110,000, of which our share was initially $55,000, later reduced to $27,500 upon signing of the LEC transaction and obligated us to perform certain seismic work.  As of June 30, 2009, we had a balance of $231,727 in the trust account to be used for Phase 2.  Each of phases 3, 4, 5 and 6 requires the funding of separate trusts account of $1,200,000, of which our share will be $300,000 and an issuance of a letter of credit of $144,000, of which our share will be $36,000 and the drilling of an additional well in each phase.

5. DEPOSITS

In November 2007, we entered into an agreement to purchase out of bankruptcy a working interest in an and gas leasehold and producing wellbore in Louisiana for a purchase price of $1,400,000.  Upon the signing of the agreement, we placed a deposit totaling 10% of the total purchase price, or $140,000.  The bankruptcy court did not pursue the sale and we received our deposit of $140,000 back on March 1, 2008.  We have no further obligations for this property.

6. BANK CD PLEDGED FOR LETTER OF CREDIT

In August 2007, we placed $144,000 in a certificate of deposit (“CD”) with a bank as collateral for the $144,000 letter of credit required by the ANH as more fully described in footnote 4 above.  In June 2008, we received an extension from the ANH until December 26, 2008 to drill our first well.  Accordingly, in December 2008, the CD was extended until March 25, 2009.  As we completed our obligation on the first well by December 26, 2008, the letter of credit expired on March 25, 2009 and we redeemed the CD at that time.  Accordingly, the balance of this CD at June 30, 2009 was zero.

In March 2009, we placed the equivalent of $55,000 in a CD with a bank in Colombia as collateral for the $110,000 letter of credit required by the ANH for Phase 2.  LEC reimbursed us $27,500 for this CD as more fully described in footnote 4 above.  The balance of this CD at June 30, 2009 was $29,533.

7. UNSECURED CONVERTIBLE PROMISSORY NOTE

In July 2007, we issued a $1,100,000 unsecured convertible promissory note (“Unsecured Convertible Promissory Note”) to one institutional investor for gross proceeds of $1,100,000.  The Unsecured Convertible Promissory Note matured September 30, 2008, had an 8% interest rate, payable in cash quarterly, and was convertible, in whole or in part, into units, with each unit (“Unit”) priced at $1.00 and consisting of one share of Common Stock and one warrant, exercisable at $1.25 per share maturing three years from issuance.  We had the option to prepay the Unsecured Convertible Promissory Note at any time prior to maturity with no penalty.   We had the option, but only at maturity, to repay the Unsecured Convertible Promissory Note in Units.  At September 30, 2008, we elected to repay in full the Unsecured Convertible Promissory note by issuing 1,100,000 Units.  As such, the balance of the Unsecured Convertible Promissory Note at June 30, 2009 and December 31, 2008 (audited) was zero.  Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, “Application of Issue No. 98-5 in Certain Convertible Instruments,” we recorded $1,067,274 upon the issuance of the Unsecured Convertible Promissory Note attributable to the beneficial conversion feature as additional paid in capital.  The discount was amortized using the effective interest rate method over the term of the indebtedness.

8. PROMISSORY NOTE

On April 27, 2007, we purchased a truck to be used by our pumper in our Oklahoma property by issuing a promissory note (the “Promissory Note”) to a bank secured by the truck.  The Promissory Note matures October 27, 2010, has a variable interest rate of Prime plus 1.0%, and has monthly principal and interest payments totaling $366.  As of June 30, 2009, the interest rate on the Promissory Note was 4.25%.

The following table summarizes the balance of the Promissory Note at June 30, 2009:

Promissory Note Outstanding at June 30, 2009	$5,459
Less Current Portion	3,416
$2,043

9. COMMITMENTS AND CONTINGENCIES

The concession with the ANH shall remain in effect for up to 24 years as long as we meet our timely obligations to complete the requirements of each phase that we present to the ANH.  Each of phases 3, 4, 5 and 6 requires the funding of separate a trust account in the amount of $1,200,000, of which our share will be $300,000, the issuance of a letter of credit of $144,000, of which our share will be $35,000 and the drilling of an additional well in each phase.  We may, after completing our obligations for the current phase and prior to the beginning of the next phase, decline to pursue the concession at which point, we would lose the concession but would not have any obligations for any future phases

ENVIRONMENT

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

The Company is not aware of any environmental claims existing as of June 30, 2009, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's property.

LAND RENTALS AND OPERATING LEASES

In February 2008, the Company entered into a 36 month lease for its corporate offices in San Diego.  The lease was initially for $3,682 per month for the first year, increasing to $3,800 and $3,923 in the second and third year respectively.  The lease is guaranteed by Mr. Kim Bradford, our President and Chief Executive Officer.  No compensation was given to Mr. Bradford for his guarantee. In addition, the Company is responsible for all operating expenses and utilities.  Outside of the San Diego lease, the Company’s Oklahoma office and all equipment leased are under month-to-month operating leases.

Future minimum rental payments required as of June 30, 2009 under operating leases are as follows by year:

Year	Amount
2010	38,370
2011	27,459
Totals	$65,829

Rental expense charged to operations totaled $13,332 and $26,428 for the quarter and six months ended June 30, 2009, respectively.  Rental expense charged to operations totaled $9,571 and $19,653 for the quarter and six months ended June 30, 2008, respectively.

LEGAL PROCEEDINGS

The Company is not a party to any litigation that has arisen in the normal course of its business and that of its subsidiaries.

10. EQUITY TRANSACTIONS

Cimarrona Acquisition
In February 2008, we entered into an letter of intent and issued a $100,000 deposit to acquire a minority position in certain producing oil and gas assets in Colombia.  On April 8, 2008, we entered into a membership interest purchase agreement (the “Purchase Agreement”) with Sunstone Corporation (“Sunstone”) pursuant to which the Company acquired from Sunstone 100% of the membership interests in Cimarrona Limited Liability company, an Oklahoma limited liability company (“Cimarrona LLC”).  Cimarrona LLC is the owner of a 9.4% interest in certain oil and gas assets in the Guaduas field, located in the Dindal and Rio Seco Blocks that cover 30,665 acres in the Middle Magdalena Valley in Colombia.  The Purchase Agreement was effective as of April 1, 2008.  The purchase price consisted of 2,750,000 shares of the Company’s Common Stock and a warrant to purchase 1,125,000 shares of the Company’s Common Stock exercisable at $1.25 per share and expiring April 8, 2013.  The $100,000 deposit was returned to the Company in conjunction with closing of the transaction.  In addition, the Company issued 50,000 shares of Common Stock to Energy Capital Solutions, LP for their role as financial advisor in the transaction and $22,500 to an unaffiliated individual as a finder’s fee.

Lewis Energy Colombia, Inc.
In March 2009, we entered into an agreement (the “LEC Agreement”) with Lewis Energy Colombia, Inc. (“LEC”), whereby LEC has agreed to provide $3,500,000, to drill the first well and become operator of Rosablanca in return for a 50% assignment of our 50% operating interest in Rosablanca.  In addition, LEC is entitled to recoup two times its investment in the first well before Osage receives any cash flow from the first well.  The transaction was recorded in accordance with paragraph 47(c) SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.”  Furthermore, as part of the LEC Agreement, we issued 5,250,000 shares of our Common Stock to an affiliate of LEC.  As a result of the LEC transaction, revenues and investments on all future wells in Rosablanca will be allocated 40% to Gold, 25% to LEC, 25% to us and 10% to Empesa.    If any party doesn’t contribute its share of the costs, its revenue interest will automatically be transferred to the party that provides the capital.  As a result of the transaction, we recognized no gain or loss on the assignment of our interest.  On March 23, 2009, we announced we completed testing on the first well without finding producible hydrocarbons in any of the zones evaluated.

11. MAJOR CUSTOMERS

The following table sets forth revenues by customer for the periods reported:

	Quarter ended June 30, 2009		Quarter ended June 30, 2008
	Amount	% of Total	Amount	% of Total
Pacific	$420,983	66.6%	$218,583	20.2%
HOCOL	185,817	29.4%	771,929	71.4%
Sunoco	25,125	4.0%	90,815	8.4%
Total	$631,925	100.0%	$1,081,327	100.0%

	Six Months ended June 30, 2009		Six Months ended June 30, 2008
	Amount	% of Total	Amount	% of Total
Pacific	$912,350	66.3%	$218,583	19.6%
HOCOL	420,746	30.6%	771,929	69.2%
Sunoco	42,900	3.1%	125,381	11.2%
Total	$1,375,996	100.0%	$1,115,893	100.0%

Oil Revenues are derived from HOCOL, S.A. (“HOCOL”) and Sunoco, Inc. (“Sunoco”), while pipeline revenues are derived from Pacific Rubiales Energy Corp. (“Pacific”).

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

There are no legally restricted assets for the settlement of asset retirement obligations.  A reconciliation of the Company's asset retirement obligations for the periods presented is as follows:

	June 30, 2009			June 30, 2008
	Colombia	United States	Combined	Colombia	United States	Combined
Beginning Balance	$-	$18,203	$18,203	$-	$16,547	$16,547
Incurred during the period		-	-	-	-	-
Additions for new wells	32,471	-	32,471	-	-	-
Accretion expense	1,624	910	2,534	-	414	414

Ending Balance	$34,095	$19,113	$53,208	$-	$16,961	$16,961

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

Significant factors that could prevent us from achieving our stated goals include: declines in the market prices for oil and gas, adverse changes in the regulatory environment affecting us, international and political uncertainty, fluctuations in exchange rates, the inherent risks involved in the evaluation of properties targeted for acquisition, our dependence on key personnel, the availability of capital resources at terms acceptable to us, the uncertainty of estimates of proved reserves and future net cash flows, the risk and related cost of replacing produced reserves, the high risk in exploratory drilling and competition. You should consider the cautionary statements contained or referred to in this report in connection with any subsequent written or oral forward-looking statements that may be issued. We undertake no obligation to release publicly any revisions to any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

In June 2007, we entered into the Agreement with Gold and Empesa, whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the ANH to Gold in June, 2007.  Our decision to pursue the Rosablanca project was based on the seismic data generated by the ANH that revealed multiple target opportunities.  Under the Agreement, we are considered the operators of the concession and are obligated to pay all costs associated with drilling and testing of the first well on the Rosablanca project.  Revenues generated from the first well were to be allocated 50% to us, 40% to Gold and 10% to Empesa.  In March 2009, we entered into the LEC Agreement, whereby LEC agreed to provide $3,500,000 to drill the first well and become operator of Rosablanca in return for a 50% assignment of our 50% operating interest in the Rosablanca.  In addition, LEC is entitled to receive an amount equal to two times its investment in the first well before Osage receives any cash flow from the first well.  The transaction was recorded in accordance with paragraph 47(c) SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.”  Furthermore, as part of the LEC Agreement, we issued 5,250,000 shares of our Common Stock to an affiliate of LEC.  As a result of the LEC transaction, revenues and investments on all future wells in Rosablanca will be allocated 40% to Gold, 25% to LEC, 25% to us and 10% to Empesa.    If any party doesn’t contribute its share of the costs, its revenue interest will automatically be transferred to the party that provides the capital.  On March 23, 2009, we announced we completed testing on the first well without finding producible hydrocarbons in any of the zones evaluated.  As a result of the transaction, we recognized no gain or loss on the assignment of our interest.

In August 2007, we (i) paid $1,200,000 to Gold representing the funds Gold previously issued to a trust account established by the ANH to use for drilling the first well for the Rosablanaca concession and (ii) issued a letter of credit in the amount of $144,000 for the benefit of Gold’s bank in Colombia representing the guarantee required by the ANH.  We were obligated to commence drilling on the first well by December 26, 2008, which we have done.  Under the terms of the concession agreement with the ANH, we have the right to explore for up to six twelve-months phases.  The exploitation phase of the concession with the ANH shall remain in effect for up to 24 years as long as we meet our timely obligations to drill each well that we present to the ANH. We already performed the first phase which was to drill the first well.  Each phase will require us to fund a new trust account, and issue a letter of credit as well as perform certain tasks.  Phase 2 required an establishment of a trust account for $790,000, of which our share was $197,500, and an issuance of a letter of credit in the amount of $110,000, of which our share was $27,500 and obligated us to perform certain seismic work.  In the first quarter of 2009, we funded both the trust account and the letter of credit.  Each of phases 3, 4, 5 and 6 requires the funding of a separate trust account of  $1,200,000, of which our share will be $300,000, an issuance of a letter of credit in the amount of $144,000, of which our share will be $36,000 and the drilling of an additional well in each phase.  We may, after completing our obligations for the current phase and prior to the beginning of the next phase, decline to pursue the concession, at which point we would lose the concession but would not have any obligations for any future phases.  The royalty rate under this ANH contract is 8% for up to 5,000 barrels per day, increasing to 25% if production exceeds 600,000 barrels per day.  On March 23, 2009, we announced that we have completed testing on the first well without finding producible hydrocarbons in any of the zones evaluated.

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

The Cimarrona property, but not the pipeline, is subject to an Ecopetrol Association Contract (the “Association Contract”) whereby we pay Ecopetrol S.A. (“Ecopetrol”) royalties of 20% of the oil produced.  The royalty amount is paid in oil.  In addition to the royalty, according to the Association Contract, Ecopetrol may, for no consideration, become a 50% partner, once an audit of revenues and expenses indicate that the partners in the Association Contract have a received a 200% reimbursement of all historical costs to develop and operate the Guaduas field.  We believe that Ecopetrol could become a 50% partner in 2009 which would effectively reduce the cash flows generated by the property by 50%.  In addition, in 2022, the Association Contract with Ecopetrol terminates, at which time we will have no economic interest remaining in this property.  The property and the pipeline are both operated by Pacific, which owns 90.6% of the Guaduas field.  Pipeline revenues generated from Cimarrona primarily relate to transportation costs charged to third party oil producers, including Pacific.

In April 2009, Pacific reimbursed us $797,483 and reduced the amount owed to them under our joint operating agreement by $799,007 relating to certain disputes we had with Pacific regarding a blending facility that they built to in conjunction with the pipeline.  These amounts were originally included as capitalized costs of the pipeline.  No gain or loss was recognized from this transaction.

We anticipate we will need to raise at least $1,000,000 to provide for requirements for the next twelve months including costs to complete phase 2 and fund the trust account and letter of credit for phase 3 of Rosablanca.  If we are unable to raise the entire sum and cannot fulfill our obligations under the Rosablanca concession, we may lose the concession and our ability to participate in other Colombian projects.  At present, the revenues generated from Cimarrona and Oklahoma properties are only sufficient to cover field operating expenses and a portion of our overhead.

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

Results of Operations

Three Months ended June 30, 2009 compared to Three Months ended June 30, 2008
Revenues and Production

	2009		2008		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Oil Revenues	$210,942	33.4%	$874,520	80.9%	$(663,578)	-75.9%
Pipeline Revenues	420,983	66.6%	206,807	19.1%	214,176	103.6%
Total Revenues	631,925	100.0%	1,081,327	100.0%	(449,402)	-41.6%

Oil Revenues

Oil Revenues were $210,942, a decrease of $663,578, or 75.9%, in 2009 compared to $874,520 in 2008.   The decrease is due primarily to a significant decrease in oil prices as well as a decrease in barrels sold in Colombia.  In Colombia, we sold 4,000 barrels (“BBLs”) at an average price of $48.90 in 2009 compared to 7,000 BBLs at $115.47 in 2008.  In the United States, we sold 635 BBLs at an average price of $52.44 in 2009 compared to 985 BBLs at an average price of $122.49 in 2008.

Pipeline Revenues

Pipeline revenues were $420,983, an increase of $214,176, or 103.6%, in 2009 compared to $206,807 in 2008 due primarily to an increase in the number of barrels transported to approximately 2,600,000 BBLs (our share was approximately 244,000) BBLs in 2009 from approximately 1,570,000 (our share was approximately 148,000) BBLs in 2008.

Total Revenues

Total revenues were $631,925, a decrease of $449,402, or 41.6%, in 2009 compared to $1,081,327 in 2008.  Pipeline revenues accounted for 66.6% and 19.1% of total revenues in 2009 and 2008, respectively.

Production
	2009		2008		Increase/(Decrease)
	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
Colombia	5,853	90.2%	5,949	85.8%	(96)	-1.6%
United States	635	9.8%	985	14.2%	(350)	-35.5%
Total	6,488	100.0%	6,934	100.0%	(446)	-6.4%

Production, net of royalties, was 6,488, a decrease of 446 BBLs, or 6.4% in 2009 compared to 6,934 in 2008 as production decreased in both Colombia and the United States.  Colombia production accounted for 90.2% and 85.8% of total production in 2009 and 2008, respectively.  Production per day, net of royalties, was approximately 71 and 76 in 2009 and 2008, respectively.

Operating Costs and Expenses

	2009		2008
		% of		% of	Change
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Operating Expenses	$227,600	36.0%	$353,233	32.7%	$(125,633)	-35.6%
Asset Impairment	111,579	17.7%	-	0.0%	111,579	N/A
Stock Based Compensation Expense	18,000	2.8%	849,930	78.6%	(831,930)	-97.9%
Depreciation , Depletion and Accretion	92,236	14.6%	61,528	5.7%	30,708	49.9%
General & Administrative Expenses	529,047	83.7%	378,702	35.0%	150,345	39.7%
Total Operating Costs and Expenses	$978,462	154.8%	$1,643,393	152.0%	$(664,932)	-40.5%

Operating Expenses

Our operating expenses were $227,600 and $353,233 in 2009 and 2008, respectively.  The decrease in operating expenses of $125,633, primarily related to decrease of operating expenses in our Cimarrona property in 2009 compared to 2008.  Operating expenses as a percentage of total revenues increased to 36.0% in 2009 from 32.7% in 2008 due to the significant decline in revenues.

Asset Impairment

We recorded an asset impairment charge of $111,579 in 2009 relating to our first well at Rosablanca as we found no producible hydrocarbons.  No comparable impairment charge was recorded in 2008.

Stock Based Compensation Expense

Stock based compensation expense was $18,000 and $849,930 in 2009 and 2008.  2009 Stock based compensation expense was comprised of the value of shares issued to two consultants while 2008 stock based compensation consisted primarily for the amortization of the value of shares issued in November 2007 to two employees which vested on January 2009.  All shares issued were valued based on the stock price at the date of issuance.

General and Administrative Expenses

General and administrative expenses were $529,047 in 2009, a $150,345 increase, or 39.7% increase, compared to $378,702 in 2008.  The increase is primarily attributable to increased compensations costs and increase in professional fees.  General and administrative expenses as a percentage of total revenues increased to 83.7% in 2009 from 35.0% in 2008, primarily due to the significant decrease in revenues combined with an increase in general and administrative expenses.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $92,236 in 2009 compared to $61,528 in 2008.  Most of the depreciation and depletion expenses in 2009 and 2008 relate to our Cimarrona property.

Total Operating Costs and Expenses

Total Operating Costs and Expenses were $978,462 in 2009, a $664,931 decrease, or 40.5% decrease, compared to $1,643,393 in 2008 due primarily to a decrease in stock based compensation and operating expenses, offset by in increases in asset impairment and general and administrative expenses.  As a percentage of total revenues, total operating costs and expenses were 154.8% and 152.0% in 2009 and 2008, respectively.

Operating Loss

Operating Loss was $346,537 in 2009, an improvement of $215,529 compared to an operating loss of $562,066 in 2008.  As a percentage of total revenues, operating loss was 54.8% and 52.0% in 2009 and 2008, respectively.

Other Income/(Expenses)

Total Other Income/(Expenses) consist primarily of interest expense and interest income.  Interest income was $7,916 and $51,562 in 2009 and 2008, respectively.  The decrease in interest income is due primarily to lower cash and trust balances as well as a decrease in interest rates in 2009 compared to 2008.  Interest expense was $1,342 and $250,566 in 2009 and 2008, respectively.  2008 interest expense consisted primarily of the amortization of the beneficial conversion feature of the $1,100,000 Unsecured Convertible Promissory Note, which converted into shares of Common Stock in September 2008.

Net Loss

Net loss was $339,963 and $840,211 in 2009 and 2008, respectively.

Foreign Currency Translation Adjustment

Foreign currency translation gain was $360,231 in 2009 compared to a foreign currently translation loss of $133,562 in 2008.  The Colombian Peso to Dollar Exchange Rate averaged 2,224 and 1,768 in 2009 and 2008, respectively.  The exchange rate was 2,145 and 1,915 at June 30, 2009 and June 30, 2008, respectively.

Comprehensive Income/(Loss)

Comprehensive income was $20,269 in 2009 compared to a comprehensive loss of $973,773 in 2008.

Six Months ended June 30, 2009 compared to Six Months ended June 30, 2008
Revenues and Production

	2009		2008		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Oil Revenues	$463,486	33.7%	$909,086	81.5%	$(445,600)	-49.0%
Pipeline Revenues	912,510	66.3%	206,807	18.5%	705,703	341.2%
Total Revenues	1,375,996	100.0%	1,115,893	100.0%	260,103	23.3%

Oil Revenues

Oil revenues were $463,486, a decrease of $445,600, or 49.0%, in 2009 compared to $909,086 in 2008.   The decrease is due primarily to a significant decrease in oil prices, offset by an increase in barrels sold in Colombia as we acquired the Cimarrona property on April 1, 2008.  In Colombia, we sold 11,000 BBLs at an average price of $40.26 in 2009 compared to 7,000 BBLs at $115.47 in 2008.  In the United States, we sold 1,282 BBLs at an average price of $44.42 in 2009 compared to 1,474 BBLs at an average price of $112.99 in 2008.

Pipeline Revenues

Pipeline revenues were $912,510, an increase of $705,703, or 341.2%, in 2009 compared to $206,807 in 2008 due primarily to the inclusion of the Cimarrona property for all of 2009 compared to only the first quarter of 2008.  The number of barrels transported was approximately 5,310,000 (our share was approximately 499,000) BBLs in 2009 compared to approximately 1,570,000 (our share was approximately 148,000) BBLS in 2008.

Total Revenues

Total revenues were $1,375,996, an increase of $260,103, or 23.3%, in 2009 compared to $1,115,893 in 2008.  Pipeline revenues accounted for 66.3% and 18.5% of total revenues in 2009 and 2008, respectively.

Production

	2009		2008		Increase/(Decrease)
	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
Colombia	11,998	90.3%	5,949	80.1%	6,049	101.7%
United States	1,282	9.7%	1,474	19.9%	(192)	-13.0%
Total	13,280	100.0%	7,423	100.0%	5,857	78.9%

Production, net of royalties, was 13,280, an increase of 5,857 BBLs, or 78.9% in 2009 compared to 7,423 in 2008 primarily due to the inclusion of the Cimarrona property for all of 2009 compared to only the first quarter of 2008.   Colombia accounted for 90.3% and 80.1% of 2009 and 2008 production, respectively.  Production per day, net of royalties, was approximately 73 and 41 in 2009 and 2008, respectively, primarily due to the inclusion of the Cimarrona property for all of 2009.

Operating Costs and Expenses

	2009		2008
		% of		% of	Change
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Operating Expenses	$431,109	31.3%	$371,655	33.3%	$59,454	16.0%
Asset Impairment	1,724,473	125.3%	-	0.0%	1,724,473	N/A
Stock Based Compensation Expense	55,493	4.0%	1,531,860	137.3%	(1,476,367)	-96.4%
Depreciation , Depletion and Accretion	178,870	13.0%	64,261	5.8%	114,609	178.3%
General & Administrative Expenses	1,075,111	78.1%	777,311	69.7%	297,800	38.3%
Total Operating Costs and Expenses	$3,465,056	251.8%	$2,745,087	246.0%	$719,969	26.2%

Operating Expenses

Our operating expenses were $431,109 and $371,655 in 2008.  The increase in operating expenses primarily resulted from the inclusion of the Cimarrona property for all of 2009 compared to only the first quarter in 2008.  Operating expenses as a percentage of total revenues decreased to 31.3% in 2009 from 33.3% in 2008 as the increase in revenues exceeded the increase in operating expenses.

Asset Impairment

We recorded an asset impairment charge of $1,724,473 in 2009 relating to our first well at Rosablanca as we found no producible hydrocarbons.  No comparable impairment charge was recorded in 2008.

Stock Based Compensation Expense

Stock based compensation expense was $55,493 and $1,531,860 in 2009 and 2008.  2009 Stock based compensation expense was comprised of the value of shares issued to consultants while 2008 stock based compensation consisted primarily of the amortization of the value of shares issued in November 2007 to two employees which vested on January 2009.  All shares issued were valued based on the stock price at the date of issuance.

General and Administrative Expenses

General and administrative expenses were $1,075,111 in 2009, a $297,800 increase, or 38.3% increase, compared to $777,311 in 2008.  The increase is primarily attributable to increased compensation costs as well as increased costs relating to Rosablanca and the inclusion of the Cimarrona property for all of 2009 compared to just the first quarter of 2008.  General and administrative expenses as a percentage of total revenues increased to 78.1% in 2009 from 69.7% in 2008 as the increase in general and administrative expenses were greater than the increase in total revenues.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $178,870 in 2009 compared to $64,261 in 2008.  Most of the amortization relates to the Cimarrona property.

Total Operating Costs and Expenses

Total Operating Costs and Expenses were $3,465,056 in 2009, a $719,969 increase, or 26.2% increase, compared to $2,745,087 in 2008 due primarily to an increase in asset impairment and general and administrative expenses, offset by decreases in stock based compensation expense.  As a percentage of total revenues, total operating costs and expenses were 251.8% and 246.0% in 2009 and 2008, respectively.

Operating Loss

Operating Loss was $2,098,060 in 2009 compared to $1,629,194 in 2008.  As a percentage of total revenues, operating loss was 151.8% and 146.0% in 2009 and 2008, respectively.

Other Income/(Expenses)

Interest income was $24,442 and $78,361 in 2009 and 2008, respectively.  The decrease in interest income is due primarily to lower cash and trust balances and a decrease in interest rates in 2009 compared to 2008.  Interest expense was $2,676 and $501,134 in 2009 and 2008, respectively.  2008 interest expense consisted primarily of the amortization of the beneficial conversion feature of the $1,100,000 Unsecured Convertible Promissory Note, which converted into shares of Common Stock in September 2008.

Net Loss

Net loss was $2,067,294 and $2,131,108 in 2009 and 2008, respectively.

Foreign Currency Translation

Foreign currency translation gain was $53,300 in 2009 compared to a foreign currently translation loss of $8,591 in 2008.  The Colombian Peso to Dollar Exchange Rate averaged 2,063 and 1,838 in 2009 and 2008.

Liquidity and Capital Resources

We had a working capital of $1,374,880 at June 30, 2009, compared to a working capital deficit of $307,599 at December 31, 2008.  Working capital at June 30, 2009 consisted primarily of $936,762 of cash and cash equivalents, $267,187 of other current assets primarily consisting of amounts due from Pacific from our joint operating account and $233,201 balance in the Colombian trust accounts, offset by $183,862 of accounts payable.

At both June 30, 2009 and December 31, 2008, we had no debt on our balance sheet.  Since January 1, 2007, we have raised in excess of $6,000,000 in gross proceeds through various debt and equity financings, as well as partnership agreements.  We have used the majority of the net proceeds for costs related to our Rosablanca project in Colombia, as well as for working capital purposes.

Net cash provided by operating activities totaled $143,355 in 2009 compared to net cash used by operating activities of $522,850 in 2008.  The major components of the net cash provided by operating activities in 2009 were the $1,724,473 asset impairment charges relating to our first well in Rosablanca and $178,870 of depreciation and depletion, offset by the net loss of $2,067,294.  The major components of the net cash used in operating activities in 2008 were the net loss of $2,131,108 and an increase of $422,936 in accounts receivable, offset by $1,363,860 stock based compensation and $433,580 amortization of beneficial conversion feature of the convertible debenture.

Net cash used by investing activities totaled $270,440 in 2009 compared to net cash provided by investing activities of $634,739.  Net cash used in investing activities in 2009 consisted primarily of $1,634,724 investments in oil and gas properties and the $379,480 investment in Colombian trust accounts, offset by $881,523 received from LEC for the assignment of 50% of our Rosablanca concession and $797,483 received from Pacific as reimbursement for previously capitalized pipeline expenditures.  Net cash used in investing activities in 2008, consisted primarily of the $480,793 of cash acquired with the Cimarrona acquisition and the return of $140,000 of a deposit made on an oil property.

Net cash used by financing activities totaled $1,396 in 2009 while net cash provided by financing activities totaled $165,646 in 2008 and consisted primarily of the $167,375 proceeds from payment on the stock purchase notes receivable.

Net operating revenues from our oil production are very sensitive to changes in the price of oil making it very difficult for management to predict whether or not we will be profitable in the future.

We conduct no product research and development.  Any expected purchase of significant equipment is directly related to drilling operations and the completion of successful wells.  .

We operate our Osage Property through independent contractors that operate producing wells for several small oil companies.  Pacific Rubiales owns 90.6% of the Guaduas field and is its operator, while LEC owns 25% of the Rosablanca concession and is its operator.

We are responsible for any contamination of land we own or lease. However, we carry pollution liability insurance policies, which may limit some potential contamination liabilities as well as claims for reimbursement from third parties.

Effect of Changes in Prices
Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil produced by us fluctuated significantly during the last year. Changes in the price that we receive for our oil and gas is set by market forces beyond our control as well as governmental intervention.  Average price received by us for a barrel were $49.38 and $116.34 in the second quarters of 2009 and 2008, respectively and $40.70 and $115.04 for the six months ended June 30, 2009 and 2008, respectively.  The volatility and uncertainty in oil and gas prices have made it more difficult for a company like us to increase our oil and gas asset base and become a significant participant in the oil and gas industry.  We currently sell all of our oil and gas production to HOCOL in Colombia and Sunoco in the United States.  However, in the event these customers discontinued oil and gas purchases, we believe we can replace these customers with other customers who would purchase the oil at terms standard in the industry.

We have no material exposure to interest rate changes.  We are subject to changes in the price of oil and exchange rates of the Colombian Peso, which are out of our control.  The Colombian Peso to Dollar Exchange Rate averaged 2,224 and 1,768 in the second quarter of 2009 and 2008, respectively and was 2,145 and 1,915 at June 30, 2009 and June 30, 2008, respectively.  The exchange rate was 2,063 and 1,838 for the six months ended June 30, 2009 and June 30, 2008, respectively.

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

The costs of drilling and equipping development wells are capitalized, whether the wells are successful or unsuccessful.  The costs of drilling and equipping exploratory wells are capitalized until they are determined to be either successful or unsuccessful.  If the wells are successful, the costs of the wells remain capitalized.  If, however, the wells are unsuccessful, the capitalized costs of drilling the wells, net of any salvage value, are charged to operations in the period the wells are determined to be unsuccessful.  In 2009, we recorded an impairment charge of $1,724,473 relating to our first well in the Rosablanca concession as we found no producible hydrocarbons.

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis.  As of June 30, 2009 and December 31, 2008, all of our oil production operations were conducted in Colombia and in the United States of America.  The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

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

Off-Balance Sheet Arrangements
Our Company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

●	an obligation under a guarantee contract,
●	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
●	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
●
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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009, utilizing a top-down, risk based approach described in SEC Release No. 34-55929 as suitable for smaller public companies.  Based on this assessment, management determined that the Company’s internal control over financial reporting as of June 30, 2009 is not effective.  Based on this assessment, management has determined that, as of June 30, 2009, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management's assessment was the lack of independent oversight by an audit committee of independent members of the Board of Directors. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Given the difficulty of finding qualified individuals who are willing to serve as independent directors, there has been no change in the audit committee.

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

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three and six months ended June 30, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

(a) The following securities were issued during the fiscal quarter and not previously reported in a Quarterly Report on Form 10-Q of Current Report on Form 8-K

In June 2009, we issued a total of 600,000 shares of our Common Stock to two consultants.  The shares were valued at $18,000, or $0.03 per share, representing the closing stock price of the Common Stock at the date of grant.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder and a restrictive legend was placed thereon.

(b)  None

(c)  None

Item 3.	Default upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

(a)  None

(b)  None

Item 6.	Exhibits

See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

OSAGE EXPLORATION AND DEVELOPMENT, INC. (Registrant)

Date: August 7, 2009	By:	/s/ Kim Bradford
Kim Bradford
President and Chief Executive Officer

Date: August 7, 2009	By:	/s/ Kim Bradford
Kim Bradford
Principal Financial Officer

EXHIBIT INDEX

The following is a list of Exhibits required by Item 601 of Regulation S-K.  Except for these exhibits indicated by an asterisk which are filed herewith, the remaining exhibits below are incorporated by reference to the exhibit previously filed by us as indicated.

Exhibit No.	Description
3.1	Articles of Incorporation of Osage Exploration and Development, Inc. (1)

3.2	Bylaws of Osage Exploration and Development, Inc. (2)

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