Form 10-Q
period 2009-09-30
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2009-11-06
CIK 1405686

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

 /  / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
For the transition period from _____ to _____

OSAGE EXPLORATION AND DEVELOPMENT, INC.
(Exact name of small business issuer as specified in its charger)

Delaware	0-52718	26-0421736
(State or other jurisdiction	(Commission File No.)	(I.R.S. Employer
of incorporation or		Identification No.)
organization)

2445 5th Avenue
Suite 310	(619) 677-3956
San Diego, CA 92101	(Issuer’s telephone number)
(Address of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes   /X/                             No/  /
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   /  /     Accelerated Filer   /  /
Non-Accelerated Filer  /  /     Smaller Reporting Company  /X/

Indicate by check mark whether the registrant is a shell company (as defined in section 12b-2 of the Exchange Act)
Yes   /  /                             No /X /

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of November 5, 2009 was 46,359,775.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2009 and December 31, 2008

	2009	2008
ASSETS	(unaudited)

Current Assets:
Cash and cash equivalents	$1,210,959	$988,508
Colombian Trust Accounts (Note 4)	-	537,665
Accounts Receivable	78,558	64,658
Bank CD pledged for Letter of Credit (Note 6)	-	145,632
Other Current Assets	31,777	110,986
Prepaid Expenses	-	65,380
Total Current Assets	1,321,294	1,912,829

Property and Equipment, at cost (Note 2):
Oil and gas properties and equipment	2,086,095	4,920,550
Capitalized asset retirement costs	46,146	13,675
Other property & equipment	48,205	46,222
	2,180,446	4,980,447

Less: accumulated depletion, depreciation and amortization	(455,344)	(183,166)
	1,725,102	4,797,281

Bank CD pledged for Bond	30,000	30,000

Total Assets	$3,076,396	$6,740,110

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$114,190	$2,128,915
Accrued Expenses	-	87,941
Current Maturity of Promissory Note (Note 8)	4,136	3,572
Total Current Liabilities	118,326	2,220,428

Promissory Note, net of Current Maturity (Note 8)	371	3,283
Liability for Asset Retirement Obligations (Note 12)	54,475	18,203

Commitments and Contingencies (Note 9)

Stockholders' Equity:
Common stock, $0.0001 par value, 190,000,000 shares
authorized; 46,959,775 and 40,959,775 shares issued and outstanding	4,696	4,095
as of September 30, 2009 and December 31, 2008, respectively.

Additional-Paid-in-Capital	11,804,013	11,336,613
Deferred Compensation	-	(7,493)
Stock Purchase Notes Receivable	(142,500)	(142,500)
Accumulated Deficit	(8,456,510)	(6,155,716)
Accumulated Other Comprehensive Loss -
Currency Translation (Loss)	(306,475)	(536,803)
	2,903,224	4,498,196

Total Liabilities and Stockholders' Equity	$3,076,396	$6,740,110

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months ended September 30, 2009 and September 30, 2008 (unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008

Operating Revenues
Oil Revenues	$397,819	$636,199	$861,305	$1,558,502
Pipeline Revenues	350,066	298,824	1,262,575	494,007
Total Operating Revenues	747,885	935,023	2,123,880	2,052,509

Operating Costs and Expenses
Operating Expenses	265,133	157,716	696,241	516,181
Asset Impairment	183,205	-	1,903,686	-
Depreciation, Depletion and Accretion	93,308	66,252	272,178	130,514
Stock Based Compensation Expense	-	689,424	55,493	2,221,284
General and Administrative Expenses	449,520	522,618	1,521,308	1,313,122
Total Operating Costs and Expenses	991,166	1,436,010	4,448,906	4,181,101

Operating (Loss)	(243,281)	(500,987)	(2,325,026)	(2,128,592)

Other Income (Expenses):
Interest Income	4,014	30,829	28,241	109,190
Interest Expense	(1,333)	(253,312)	(4,009)	(754,446)
Other	-	866		3,802
Loss before Income Taxes	(240,600)	(722,604)	(2,300,794)	(2,770,046)

Provision for Income Taxes	-	232,617	-	316,287
Net Loss	(240,600)	(955,221)	(2,300,794)	(3,086,333)

Other Comprehensive Income/(Loss), net of tax:
Foreign Currency Translation Adjustment	29,840	(426,488)	230,328	(435,079)
Other Comprehensive Income/(Loss)	29,840	(426,488)	230,328	(435,079)

Comprehensive Loss	$(210,760)	$(1,381,709)	$(2,070,466)	$(3,521,412)

Earnings per Share Date:
Basic and Diluted Net Loss	$(0.01)	$(0.02)	$(0.05)	$(0.08)
Other Comprehensive Income/(Loss)	$0.00	$(0.01)	$0.01	$(0.01)
Comprehensive Loss	$(0.00)	$(0.03)	$(0.05)	$(0.09)

Weighted average number of common share
and common share equivalents used to
compute basic and dilluted Loss per Share	46,959,775	40,438,036	45,395,489	38,398,826

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and September 30, 2008 (unaudited)

	2009	2008
Cash flows from Operating Activities:
Net (Loss)	$(2,300,794)	$(3,086,333)
Adjustments to reconcile net (loss) to net cash provided/(used) by operating activites:
Asset Impairment	1,903,686	-
Beneficial Conversion of Convertible Debenture	-	652,753
Amortization of deferred compensation	7,493	2,053,284
Shares issued for services	48,000	168,000
Accretion of Asset Retirment Obligation	36,272	1,242
Amortization of Deferred Financing Costs	-	33,638
Provision for depletion, depreciation amortization and valuation allowance	272,178	130,514
Changes in operating assets and liabitlies:
(Increase) in accounts receivable	(13,900)	(197,188)
(Increase) in other current assets	109,578	(63,697)
(Increase) in prepaid expenses	11,947	(22,823)
Increase/(decrease) in accounts payable and accrued expenses	447,347	240,099
Net cash provided/(used) by operating activities	521,807	(90,511)

Cash flows from Investing Activities:
Cash acquired with Cimarrona Acquisition	-	480,793
Increase in Asset Retirement Obligation	(32,471)	-
Pipeline Reimbursement by Operator	797,483	-
Investment in Bank CD pledged for Letter of Credit	(49,453)	-
Maturity of Bank CD pledged for Letter of Credit	145,632	-
Proceeds from assignment of 50% of Rosablanca	912,164	-
Investments in Oil & Gas Properties	(1,711,966)	(256,089)
Return of deposit made on Oil & Gas Property	-	140,000
Purchase of Non Oil & Gas property	(1,983)	(35,024)
Interest earned on Bank CD pledged for Letter of Credit	(1,535)	2,225
Interest earned on Colombian Bonds	-	4,970
Maturity of Colombian Bonds	-	77,602
Investment in Colombian Trust Account	(400,408)	229,024
Net cash provided/(used) by investing activities	(342,537)	643,501

Cash flows from Financing Activities:
Proceeds from payment on Stock Purchase Notes Receivable	-	167,375
Payments on Promissory Notes	(2,348)	(2,594)
Net cash provided/(used) by financing activities	(2,348)	164,781

Effect of exchange rate on cash and cash equivalents	45,529	(435,079)

Net increase in cash and cash equivalents	222,451	282,692

Cash and Cash equivalents beginning of period	988,508	689,545

Cash and Cash equivalents end of period	$1,210,959	$972,237

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payment for Interest	$208	$66,813
Cash Payment for Income Taxes	-	-

Non-Cash Transactions:
Forgiveness of accounts payable by Lewis Energy Corporation	1,985,043
Forgiveness of Joint Operating Account Liabilities by Pacific Rubiales Energy Corp.	799,007
Issuance of Shares to Lewis Energy Corporation	420,000
Forgiveness of accounts payable by various vendors relating to Rosablanca	124,306
Shares and Warrants issued in connection with Cimarrona acquisition		2,128,845
Shares issued upon conversion of Unsecured Convertible Promissory Note		1,100,000
Issuance of Shares for Services	48,000	168,000

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 (unaudited)

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

The Company incurred significant losses and negative cash flow in the last three years as well as the nine months ended September 30, 2009 and has an accumulated deficit of $8,456,510 at September 30, 2009 and $6,155,716 (audited) at December 31, 2008.  Substantial portions of the losses are attributable to asset impairment charges, stock based compensation expense, professional fees and interest expense.  The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management of our Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) attempting to increase our current production, (b) controlling overhead and expenses and (c) raising additional capital and/or obtaining financing.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Recent Pronouncements

In June 2009, the FASB issued Financial Accounting Standard No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (FAS 168). In addition in September 2009, the FASB issued Accounting Standards Update No. 2009-01, “Topic 205 – Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASU 2009-1). Both FAS 168 and ASU 2009-1 recognize the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP to be utilized by nongovernmental entities. FAS 168 and ASU 2009-1 are effective for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which is an amendment of Accounting Research Bulletin ("ARB") No. 51, as codified in FASB ASC topic 810 (“ASC 810”). ASC 810 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  ASC 810 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. ASC 810 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of ASC 810 did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities,” as codified by FASB ASC topic 815 (“ASC 815”).  ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities.  The adoption of ASC 815 did not have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60," as codified by FASB ASC topic 944 (“ASC 944”).  The scope of ASC 944 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, ASC 944 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables), ASC 944 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as codified by FASB ASC topic 815.  The adoption of ASC 944 did not have a material impact on the Company's financial statements.

In May 2009, the FASB issued FASB No. 165, “Subsequent Events” (“SFAS 165”), as codified by FASB ASC topic 855(“ASC 855”).  ASC 855 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 is effective for interim or annual financial periods ending after September 15, 2009. The adoption of ASC 855 did not have a material impact on the Company.

In June 2009, the FASB issued FASB No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”), as codified by FASB ASC topic 860 (“ASC 860”).  ASC 860 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140.  ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of ASC 860 will not have a material impact on the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as codified by FASC ASC topic 810 (“ASC 810”) to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Based on current conditions, the Company does not expect the adoption of ASC 810 to have a material impact on its results of operations or financial position.

All new accounting pronouncements issued but not yet effective have been deemed to not be applicable, hence the adoption of these new standards is not expected to have a material impact on the consolidated financial statements.

Income Tax

On January 1, 2008, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as codified by FASB ASC topic 740 (“ASC 740”).   As a result of the implementation of ASC 740, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by ASC 740.  As a result of the implementation of ASC 740, the Company recognized no material adjustments to liabilities or stockholders equity.

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

We did not have a provision for income taxes for 2009.  Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its US operations for the current period.  We recorded tax provisions of $232,617 and $316,827 for the three and nine months ended September 30, 2008, respectively, relating entirely to our Cimarrona operations in Colombia which we acquired on April 1, 2008.  However, we eliminated these amounts when we computed our full year 2008 provision due to the history of operating losses that existed in Cimarrona prior to us acquiring it.

2. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of September 30, 2009 and December 31, 2008 (audited):

	2009	2008

Properties subject to amortization	$2,086,095	$2,239,193
Properties not subject to amortization	-	2,681,357
Capitalized asset retirement costs	46,146	13,675
	2,132,241	4,934,225

Accumulated depreciation and depletion	(427,817)	(166,138)

Oil and as Properties, Net	$1,704,424	$4,768,087

The decrease in oil and gas properties in 2009, as compared to 2008, is primarily due to (i) to the assignment of 50% of Rosablanca to Lewis Energy Colombia, Inc. (“LEC”) as more fully described in footnote 10, (ii) the asset impairment charges to write down the value of all capitalized costs relating to Rosablanca and (iii) a transaction with Pacific Rubiales Energy Corp. (“Pacific”), the operator of the pipeline and 90.4% owner of the Guaduas field in Colombia, whereby Pacific reimbursed us for certain costs relating to the pipeline as well as adjusted the amount owed to them under our joint operating agreement, which were originally included as capitalized costs of the pipeline.  No gain or loss was recognized from this transaction.

3. GEOGRAPHICAL INFORMATION

The following table sets forth revenues and assets for the periods reported by geographic location:

	Revenues for the Quarter		Revenues for the Quarter
	ended September 30, 2009		ended September 30, 2008
	Amount	% of Total	Amount	% of Total
Colombia	$716,571	95.8%	$848,654	90.8%
United States	31,314	4.2%	86,369	9.2%
Total	$747,885	100.0%	$935,023	100.0%

	Revenues for the Nine Months		Revenues for the Nine Months
	ended September 30, 2009		ended September 30, 2008
	Amount	% of Total	Amount	% of Total
Colombia	$2,049,626	96.5%	$1,840,760	89.7%
United States	74,254	3.5%	211,749	10.3%
Total	$2,123,880	100.0%	$2,052,509	100.0%

	Long Lived Assets at		Long Lived Assets at
	September 30, 2009		September 30, 2008
Colombia	$1,551,468	89.9%	$2,156,724	93.9%
United States	173,634	10.1%	141,189	6.1%
Total	$1,725,102	100.0%	$2,297,913	100.0%

4. COLOMBIAN TRUST ACCOUNTS

In September 2007, we made an agreement (the “Agreement”) with Gold Oil, Plc (“Gold”) and Empesa Petrolera de Servicios y Asesorias, S.A. (“EMPESA), whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the Agencia Nacional de Hidrocarburos (“ANH”) to Gold in September 2007.  We paid $1,200,000 to Gold representing the funds Gold previously issued to a trust established by the ANH to use for drilling the first well for the Rosablanaca concession and issued a letter of credit of $144,000 for the benefit of Gold’s bank in Colombia representing the guarantee required by the ANH.  We were obligated to commence drilling on the first well by December 26, 2008, which we did.  As of September 30, 2009, we had no balance in this trust account.

Under the terms of the ANH concession agreement, we were required to perform six twelve-month phases.  The ANH concession was to remain in effect as long as we meet our timely obligations to complete each phase that we present to the ANH.  We performed the first phase which was to drill the first well.  Each phase requires we fund a new trust account and issue a letter of credit as well as perform certain tasks.  Phase 2 required establishment of a new trust account for $790,000, of which our share was initially $395,000, later reduced to $197,500 upon the signing of the LEC transaction as further described in Footnote 10.  Phase 2 also required the issuance of a letter of credit for $110,000, of which our share was initially $55,000, later reduced to $27,500 upon signing of the LEC transaction and obligated us to perform certain seismic work.  In September 2009, we entered into a termination agreement (the “Termination Agreement”) with Gold, Empesa and LEC, whereby we and LEC withdrew from the Rosablanca concession and transferred the remaining balance in the trust account and the letter of credit to Gold.  According to the Termination Agreement, Gold and Empesa are now the only parties to the concession and are responsible for all costs related to phase 2 and beyond.  The trust account had no balance at September 30, 2009.

5. DEPOSITS

In November 2007, we entered into an agreement to purchase out of bankruptcy a working interest in an oil and gas leasehold and producing wellbore in Louisiana for $1,400,000.  Upon signing the agreement, we deposited 10% of the total purchase price, or $140,000.  The bankruptcy court did not pursue the sale and we received our deposit of $140,000 back on March 1, 2008.  We have no further obligations for this property.

6. BANK CD PLEDGED FOR LETTER OF CREDIT

In August 2007, we placed $144,000 in a certificate of deposit (“CD”) with a bank as collateral for the $144,000 letter of credit required by the ANH as more fully described in footnote 4 above.  In September 2008, we received an extension from ANH until December 26, 2008 to drill our first well and the CD was extended until March 25, 2009.  The letter of credit expired on March 25, 2009 and we redeemed the CD at that time.  Accordingly, the balance of this CD at September 30, 2009 was zero.

In March 2009, we placed the equivalent of $55,000 in a CD with a bank in Colombia as collateral for the $110,000 letter of credit required by the ANH for Phase 2.  LEC reimbursed us $27,500 for this CD as more fully described in footnote 4 above.  Pursuant to the Termination Agreement described in footnote 4 above, we transferred the balance in this CD to Gold in the quarter ended September 30, 2009.  In the quarter ended September 30, 2009, we therefore recorded an asset impairment charge of $31,419 for the value of the CD and thus the value of this CD was zero at September 30, 2009.

7. UNSECURED CONVERTIBLE PROMISSORY NOTE

In July 2007, we issued a $1,100,000 unsecured convertible promissory note (“Unsecured Convertible Promissory Note”) to one institutional investor for gross proceeds of $1,100,000. The Unsecured Convertible Promissory Note matured September 30, 2008, had an 8% interest rate, payable in cash quarterly, and was convertible, in whole or in part, into units, with each unit (“Unit”) priced at $1.00 and consisting of one share of Common Stock and one warrant, exercisable at $1.25 per share maturing three years from issuance.  We had the option to prepay the Unsecured Convertible Promissory Note at any time prior to maturity with no penalty.   We had the option, but only at maturity, to repay the Unsecured Convertible Promissory Note in Units.  At September 30, 2008, we repaid in full the Unsecured Convertible Promissory note by issuing 1,100,000 Units.  As such, the balance of the Unsecured Convertible Promissory Note at September 30, 2009 and December 31, 2008 (audited) was zero.  Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, “Application of Issue No. 98-5 in Certain Convertible Instruments,” we recorded $1,067,274 upon the issuance of the Unsecured Convertible Promissory Note attributable to the beneficial conversion feature as additional paid in capital.  The discount was amortized using the effective interest rate method over the term of the indebtedness.

8. PROMISSORY NOTE

On April 27, 2007, we purchased a truck by issuing a promissory note (the “Promissory Note”) to a bank secured by the truck.  The Promissory Note matures October 27, 2010, has a variable interest rate of Prime plus 1.0%, and has monthly principal and interest payments of $366.  As of September 30, 2009, the interest rate on the Promissory Note was 4.25%.

The following table summarizes the balance of the Promissory Note at September 30, 2009:

Promissory Note Outstanding at September 30, 2009	$4,507
Less Current Portion	4,136

$371

9. COMMITMENTS AND CONTINGENCIES

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

The Company is not aware of any environmental claims existing as of September 30, 2009, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's property.

LAND RENTALS AND OPERATING LEASES

In February 2008, the Company entered into a 36 month lease for its corporate offices in San Diego.  The lease was initially for $3,682 per month for the first year, increasing to $3,800 and $3,923 in the second and third year, respectively.  The lease is guaranteed by Mr. Kim Bradford, our President and Chief Executive Officer.  No compensation was given to Mr. Bradford for his guarantee. In addition, the Company is responsible for all operating expenses and utilities.  Outside of the San Diego lease, the Company’s Oklahoma office and all equipment leased are under month-to-month operating leases.

Future minimum rental payments required as of September 30, 2009 under operating leases are as follows by year:

Year	Amount
2010	$38,370
2011	27,459
Totals	$65,829

Rental expense charged to operations totaled $13,332 and $39,760 for the quarter and nine months ended September 30, 2009, respectively.  Rental expense charged to operations totaled $12,977 and $32,631 for the quarter and nine months ended September 30, 2008, respectively.

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

Lewis Energy Colombia, Inc.
In March 2009, we entered into an agreement (the “LEC Agreement”) with LEC, whereby LEC agreed to provide $3,500,000, to drill the first well and become operator of Rosablanca in return for a 50% assignment of our 50% operating interest in Rosablanca.  In addition, LEC was entitled to recoup two times its investment in the first well before Osage receives any cash flow from the first well.  The transaction was recorded in accordance with paragraph 47(c) SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” as codified in FASB ASC section 932-360-55.  Furthermore, as part of the LEC Agreement, we issued 5,250,000 shares of our Common Stock to an affiliate of LEC.  As a result of the LEC transaction, revenues and investments on all future wells in Rosablanca were to be allocated 40% to Gold, 25% to LEC, 25% to us and 10% to Empesa.    We recognized no gain or loss on the assignment of our interest.  In March 2009, we announced we completed testing on the first well without finding producible hydrocarbons in any of the zones evaluated.  In September 2009, we entered into the Termination Agreement with Gold, EMPESA and Lewis, whereby we and Lewis agreed to withdraw from the Rosablanca concession

11. MAJOR CUSTOMERS

The following table sets forth revenues by customer for the periods reported:

	Quarter ended September 30, 2009		Quarter ended September 30, 2009
	Amount	% of Total	Amount	% of Total
Pacific	$350,066	46.8%	$298,824	32.0%
HOCOL	366,505	49.0%	549,830	58.8%
Sunoco	31,314	4.2%	86,369	9.2%
Total	$747,885	100.0%	$935,023	100.0%

	Nine Months ended September 30, 2009		Nine Months ended September 30, 2008
	Amount	% of Total	Amount	% of Total
Pacific	$1,262,575	59.4%	$494,007	24.1%
HOCOL	787,051	37.1%	1,346,753	65.6%
Sunoco	74,254	3.5%	211,749	10.3%
Total	$2,123,880	100.0%	$2,052,509	100.0%

Oil Revenues are derived from HOCOL, S.A. (“HOCOL”) and Sunoco, Inc. (“Sunoco”), while pipeline revenues are derived from Pacific.

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

There are no legally restricted assets for the settlement of asset retirement obligations.  A reconciliation of the Company's asset retirement obligations for the nine months periods presented is as follows:

	September 30, 2009			September 30, 2008
	Colombia	United States	Combined	Colombia	United States	Combined
Beginning Balance	$-	$18,203	$18,203	$-	$16,547	$16,547
Incurred during the period		-	-	-	-	-
Additions for new wells	32,471	-	32,471	-	-	-
Accretion expense	2,436	1,365	3,801	-	1,342	1,342

Ending Balance	$34,907	$19,568	$54,475	$-	$17,889	$17,889

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

In September 2007, we entered into the Agreement with Gold and Empesa, whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the ANH to Gold in September, 2007.  Our decision to pursue the Rosablanca project was based on the seismic data generated by the ANH that revealed multiple target opportunities. Under the Agreement, we were considered the operators of the concession and were obligated to pay all costs associated with drilling and testing of the first well on the Rosablanca project.  Revenues generated from the first well were to be allocated 50% to us, 40% to Gold and 10% to Empesa.  In March 2009, we entered into the LEC Agreement, whereby LEC agreed to provide $3,500,000 to drill the first well and become operator of Rosablanca in return for a 50% assignment of our 50% operating interest in the Rosablanca.  This Agreement also provided that LEC was entitled to receive an amount equal to two times its investment in the first well before Osage receives any cash flow from the first well.  The transaction was recorded in accordance with paragraph 47(c) SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,”  as codified in FASB ASC section 932-360-55. Furthermore, as part of the LEC Agreement, we issued 5,250,000 shares of our Common Stock to an affiliate of LEC.  As a result of the LEC transaction, revenues and investments on all future wells in Rosablanca were to be allocated 40% to Gold, 25% to LEC, 25% to us and 10% to Empesa.  We recognized no gain or loss on the assignment of our interest.  On March 23, 2009, we announced we completed testing on the first well without finding producible hydrocarbons in any of the zones evaluated.  In September 2009, we entered into the Termination Agreement with Gold, EMPESA and Lewis, whereby we and Lewis withdrew from the Rosablanca concession.

In August 2007, we (i) paid $1,200,000 to Gold representing the funds Gold previously issued to a trust account established by the ANH to use for drilling the first well for the Rosablanaca concession and (ii) issued a letter of credit in the amount of $144,000 for the benefit of Gold’s bank in Colombia representing the guarantee required by the ANH.  We were obligated to commence drilling on the first well by December 26, 2008, which we did.  Under the terms of the concession agreement with the ANH, we had the right to explore for up to six twelve-months phases.  Under the agreement, the exploitation phase of the concession with the ANH remained in effect for up to 24 years as long as we able to meet our timely obligations to drill each well that we presented to the ANH. We already performed the first phase which was to drill the first well.  Each phase required us to fund a new trust account, and issue a letter of credit as well as perform certain tasks.  Phase 2 required an establishment of a trust account for $790,000, of which our share was $197,500, and an issuance of a letter of credit in the amount of $110,000, of which our share was $27,500 and obligated us to perform certain seismic work.  In the first quarter of 2009, we funded both the trust account and the letter of credit.  On March 23, 2009, we announced that we have completed testing on the first well without finding producible hydrocarbons in any of the zones evaluated.    In September 2009, we entered into the Termination Agreement with Gold, EMPESA and LEC, whereby we and LEC withdrew from the Rosablanca concession.

On April 8, 2008, we entered into the Purchase Agreement with Sunstone pursuant to which we acquired from Sunstone 100% of the membership interests in Cimarrona LLC, the owner of a 9.4% interest in certain oil and gas assets in the Guaduas field, located in the Dindal and Rio Seco Blocks that consist of twenty-one wells, of which seven are currently producing, that covers 30,665 acres in the Middle Magdalena Valley in Colombia as well as a pipeline with a current capacity in excess of 30,000 barrels of oil per day.  The Purchase Agreement was effective as of April 1, 2008.

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

In April 2009, Pacific reimbursed us $797,483 as well as reduced the amount owed to them under our joint operating agreement by $799,007 relating to certain disputes we had with Pacific regarding a blending facility that they built in conjunction with the pipeline.  These amounts were originally included as capitalized costs of the pipeline.  No gain or loss was recognized from this transaction.

We anticipate we will need to raise at least $1,000,000 over the next twelve months.  At present, the revenues generated from the Cimarrona and Oklahoma properties are only sufficient to cover field operating expenses and a portion of our overhead.

We have undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing; (b) increasing our current revenues from the Oklahoma and Cimarrona properties and (c) controlling overhead and expenses.

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

Results of Operations

Three Months ended September 30, 2009 compared to Three Months ended September 30, 2008
Revenues and Production

	2009		2008		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Oil Revenues	$397,819	53.2%	$636,199	68.0%	$(238,380)	-37.5%
Pipeline Revenues	350,066	46.8%	298,824	32.0%	51,242	17.1%
Total Revenues	$747,885	100.0%	$935,023	100.0%	$(187,138)	-20.0%

Oil Revenues

Oil Revenues were $397,819, a decrease of $238,380, or 37.5%, in 2009 compared to $636,199 in 2008.   The decrease is due primarily to a decrease in oil prices as well as a decrease in barrels sold in United States.  In Colombia, we sold 6,000 barrels (“BBLs”) at an average gross price of $64.30 in 2009 compared to 6,000 BBLs at $104.43 in 2008.  In the United States, we sold 652 BBLs at an average gross price of $63.71 in 2009 compared to 940 BBLs at an average price of $118.61 in 2008.

Pipeline Revenues

Pipeline revenues were $350,066, an increase of $51,242, or 17.1%, in 2009 compared to $298,824 in 2008 due primarily to an increase in the number of barrels transported to approximately 2.23 million BBLs (our share was approximately 210,000 BBLs) in 2009 from approximately 1.97 million BBLs (our share was approximately 185,000) BBLs in 2008.

Total Revenues

Total revenues were $747,885, a decrease of $187,138, or 20.0%, in 2009 compared to $935,023 in 2008.  Pipeline revenues accounted for 46.8% and 32.0% of total revenues in 2009 and 2008, respectively.

Production

	2009		2008		Increase/(Decrease)
	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
Colombia	5,190	88.8%	6,815	87.9%	(1,625)	-23.8%
United States	652	11.2%	940	12.1%	(288)	-30.6%
Total	5,842	100.0%	7,755	100.0%	(1,913)	-24.7%

Production, net of royalties, was 5,842, a decrease of 1,913 BBLs, or 24.7% in 2009 compared to 7,755 in 2008 as production decreased in both Colombia and the United States.  Colombia production accounted for 88.8% and 87.9% of total production in 2009 and 2008, respectively.

Operating Costs and Expenses

	2009		2008
		% of		% of	Change
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Operating Expenses	$265,133	35.5%	$157,716	16.9%	$107,417	68.1%
Asset Impairment	183,205	24.5%	-	0.0%	183,205	N/A
Stock Based Compensation Expense	-	0.0%	689,424	73.7%	(689,424)	-100.0%
Depreciation, Depletion and Accretion	93,308	12.5%	66,252	7.1%	27,056	40.8%
General & Administrative Expenses	449,520	60.15	522,618	55.9%	(73,098)	-14.0%
Total Operating Costs and Expenses	$991,166	132.5%	$1,436,010	153.6%	$(444,844)	-31.0%

Operating Expenses

Our operating expenses were $265,133 and $157,716 in 2009 and 2008, respectively.  The increase in operating expenses of $107,417 relate primarily to increased operating expenses in the Cimarrona property, which is operated by Pacific.  Operating expenses as a percentage of total revenues increased to 35.5% in 2009 from 16.9% in 2008 due to the combination of increased operating expenses and the decline in revenues.

Asset Impairment

We recorded an asset impairment charge of $183,205 in 2009 relating to our Rosablanca concession as we exited the concession in the quarter ended September 30, 2009.  No comparable impairment charge was recorded in 2008.

Stock Based Compensation Expense

Stock based compensation expense was $0 and $689,424 in 2009 and 2008.  2008 stock based compensation consisted primarily of the amortization of the value of shares issued to two employees in November 2007.  All shares issued were valued based on the stock price at the date of issuance.

General and Administrative Expenses

General and administrative expenses were $449,520 in 2009, a $73,089 decrease, or 14.0%, compared to $522,618 in 2008.  The decrease is primarily attributable to lower general and administrative costs incurred in Colombia and lower travel expenses.  General and administrative expenses as a percentage of total revenues increased to 60.1% in 2009 from 55.9% in 2008, as the decrease in revenues exceeded the decrease in general and administrative expenses.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $93,308 in 2009 compared to $66,252 in 2008.  Most of the depreciation and depletion expenses in 2009 and 2008 relate to capitalized costs in our Cimarrona property.

Total Operating Costs and Expenses

Total operating costs and expenses were $991,166 in 2009, a $444,844 decrease, or 31.0%, compared to $1,436,010 in 2008 due primarily to a decrease in stock based compensation and general and administrative expenses, offset by in increases in asset impairment and operating expenses.  As a percentage of total revenues, total operating costs and expenses were 132.5% and 153.6% in 2009 and 2008, respectively.

Operating Loss

Operating loss was $243,281 in 2009, an improvement of $257,706 compared to an operating loss of $500,987 in 2008.  As a percentage of total revenues, operating loss was 32.5% and 53.6% in 2009 and 2008, respectively.

Other Income/(Expenses)

Total other income/(expenses) consist primarily of interest expense and interest income.  Interest income was $4,014 and $30,829 in 2009 and 2008, respectively.  The decrease in interest income is due primarily to lower cash and trust balances as well as a decrease in interest rates in 2009 compared to 2008.  Interest expense was $1,333 and $253,312 in 2009 and 2008, respectively.  Interest expense in 2008 consisted primarily of the amortization of the beneficial conversion feature of the $1,100,000 Unsecured Convertible Promissory Note, which converted into shares of Common Stock in September 2008.

Net Loss

Net loss was $240,600 and $955,221 in 2009 and 2008, respectively.  The decrease in net loss of $714,621 consists primarily of a $257,706 decrease in operating loss and a decrease in interest expense of $251,979 in 2009 compared to 2008.

Foreign Currency Translation Adjustment

Foreign currency translation gain was $29,840 in 2009 compared to a foreign currently translation loss of $426,488 in 2008.  The Colombian Peso to Dollar Exchange Rate averaged 2,016 and 2,195 in 2009 and 2008, respectively.  The exchange rate was 1,937 and 1,904 at September 30, 2009 and September 30, 2008, respectively.

Comprehensive Loss

Comprehensive loss was $210,760 in 2009 compared to a comprehensive loss of $1,381,709 in 2008.  The decrease in comprehensive loss of $1,170,949 consists of the $714,621 decrease in net loss and an improvement in foreign currency translation adjustment of $456,328.

Nine Months ended September 30, 2009 compared to Nine Months ended September 30, 2008
Revenues and Production

	2009		2008		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Oil Revenues	$861,305	40.6%	$1,558,502	75.9%	$(697,197)	-44.7%
Pipeline Revenues	1,262,575	59.4%	494,007	24.1%	768,568	155.6%
Total Revenues	$2,123,880	100.0%	$2,052,509	100.0%	$71,371	3.5%

Oil Revenues

Oil revenues were $861,305, a decrease of $697,197, or 44.7%, in 2009 compared to $1,558,502 in 2008.   The decrease is due primarily to a decrease in oil prices and a decline in barrels sold in United States, offset by an increase in barrels sold in Colombia as we acquired the Cimarrona property on April 1, 2008.  In Colombia, we sold 17,000 BBLs at an average gross price of $48.75 in 2009 compared to 13,000 BBLs at $110.37 in 2008.  In the United States, we sold 1,934 BBLs at an average price of $50.92 in 2009 compared to 2,414 BBLs at an average price of $115.17 in 2008.

Pipeline Revenues

Pipeline revenues were $1,262,575, an increase of $768,568, or 155.6%, in 2009 compared to $494,007 in 2008 due primarily to the inclusion of the Cimarrona property for all of 2009 compared to only the second and third quarter in 2008.  The number of barrels transported was approximately 7.54 million BBLs (our share was approximately 709,000 BBLs) in 2009 compared to approximately 3.54 million BBLs (our share was approximately 333,000 BBLs) in 2008.

Total Revenues

Total revenues were $2,123,880, an increase of $71,371, or 3.5%, in 2009 compared to $2,052,209 in 2008.  Pipeline revenues accounted for 59.4% and 24.1% of total revenues in 2009 and 2008, respectively.

Production

	2009		2008		Increase/(Decrease)
	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
Colombia	17,188	89.9%	12,763	84.1%	4,425	34.7%
United States	1,934	10.1%	2,414	15.9%	(480)	-19.9%
Total	19,122	100.0%	15,177	100.0%	3,945	26.0%

Production, net of royalties, was 19,122, an increase of 3,945 BBLs, or 26.0% in 2009 compared to 15,177 in 2008 primarily due to the inclusion of the Cimarrona property for all of 2009 compared to only the second and third quarter in 2008.   Colombia accounted for 89.9% and 84.1% of 2009 and 2008 production, respectively.

Operating Costs and Expenses

	2009		2008
		% of		% of	Change
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Operating Expenses	$696,241	32.8%	$516,181	25.1%	$180,060	34.9%
Asset Impairment	1,903,686	89.6%	-	0.0%	1,903,686	N/A
Stock Based Compensation Expense	55,493	2.6%	2,221,284	108.2%	(2,165,791)	-97.5%
Depreciation, Depletion and Accretion	272,178	12.8%	130,514	6.4%	141,664	108.5%
General & Administrative Expenses	1,521,308	71.6%	1,313,122	64.0%	208,186	15.9%
Total Operating Costs and Expenses	$4,448,906	209.5%	$4,181,101	203.7%	$267,805	6.4%

Operating Expenses

Our operating expenses were $696,241 and $516,181 in 2008.  The increase in operating expenses primarily resulted from the inclusion of the Cimarrona property for all of 2009 compared to only the second and third quarters in 2008.  Operating expenses as a percentage of total revenues increased to 32.8%% in 2009 from 25.1% in 2008 as the increase in operating expenses exceeded the increase in revenues.

Asset Impairment

We recorded an asset impairment charge of $1,903,686 in 2009 relating to our Rosablanca concession as we exited the concession in 2009.  No comparable impairment charge was recorded in 2008.

Stock Based Compensation Expense

Stock based compensation expense was $55,493 and $2,221,284 in 2009 and 2008.  2009 Stock based compensation expense consisted primarily of the value of shares issued to consultants while 2008 stock based compensation consisted primarily of the amortization of the value of shares issued in November 2007 to employees.  All shares issued were valued based on the stock price at the date of issuance.

General and Administrative Expenses

General and administrative expenses were $1,521,308 in 2009, a $208,186 increase, or 15.9% increase, compared to $1,313,122 in 2008.  The increase is primarily attributable to increased compensation costs as well as increased costs relating to Rosablanca and the inclusion of the Cimarrona property for all of 2009 compared to just the first quarter of 2008.  General and administrative expenses as a percentage of total revenues increased to 71.6% in 2009 from 64.0% in 2008 as the increase in general and administrative expenses were greater than the increase in total revenues.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $272,178 in 2009 compared to $130,514 in 2008.  Most of the depreciation and depletion relates to the Cimarrona property which was only depreciated in the second and third quarters of 2008 compared to the nine months in 2009.

Total Operating Costs and Expenses

Total operating costs and expenses were $4,448,906 in 2009, a $267,805 increase, or 6.4% increase, compared to $4,181,101 in 2008 due primarily to a decrease in stock based compensation expense, offset by asset impairment charges and an increase in general and administrative and operating expenses.  As a percentage of total revenues, total operating costs and expenses were 209.5% and 203.7% in 2009 and 2008, respectively.

Operating Loss

Operating loss was $2,325,026 in 2009 compared to $2,128,592 in 2008.  As a percentage of total revenues, operating loss was 109.5% and 103.7% in 2009 and 2008, respectively.  Operating loss increased by $196,434 due to the increase in operating expenses exceeding the increase in revenues.

Other Income/(Expenses)

Interest income was $28,241 and $109,190 in 2009 and 2008, respectively.  The decrease in interest income is due primarily to lower cash and trust balances and a decrease in interest rates in 2009 compared to 2008.  Interest expense was $4,009 and $754,446 in 2009 and 2008, respectively.  Interest expense in 2008 consisted primarily of the amortization of the beneficial conversion feature of the $1,100,000 Unsecured Convertible Promissory Note, which converted into shares of Common Stock in September 2008.

Net Loss

Net loss was $2,300,794 and $3,086,333 in 2009 and 2008, respectively.  Net loss decreased by $785,539 due primarily to a decrease of $2,165,791 in stock based compensation expense and a $750,437 decrease in interest expense, offset by $1,903,686 of asset impairment charges recorded in 2009 relating to Rosablanca compared to none in 2008.

Foreign Currency Translation

Foreign currency translation gain was $230,328 in 2009 compared to a foreign currently translation loss of $435,079 in 2008.  The Colombian Peso to Dollar Exchange Rate averaged 2,060 and 1,860 in 2009 and 2008.

Comprehensive Loss

Comprehensive loss was $2,070,466 in 2009 compared to a comprehensive loss of $3,521,412 in 2008.  The decrease in comprehensive loss of $1,450,946 consists of the $785,539 decrease in net loss and an improvement in foreign currency translation adjustment of $665,407.

Liquidity and Capital Resources

We had working capital of $1,202,968 at September 30, 2009, compared to a working capital deficit of $307,599 at December 31, 2008.  Working capital at September 30, 2009 consisted primarily of $1,210,959 of cash and cash equivalents, offset by $114,190 of accounts payable.

At both September 30, 2009 and December 31, 2008, we had no debt on our balance sheet.  Since January 1, 2007, we have raised in excess of $6,000,000 in gross proceeds through various debt and equity financings, as well as partnership agreements.  We used the majority of the proceeds for costs related to our Rosablanca project in Colombia, as well as for working capital purposes.

Net cash provided by operating activities totaled $521,807 in 2009 compared to net cash used by operating activities of $90,511 in 2008.  The major components of the net cash provided by operating activities in 2009 were the $1,903,686 asset impairment charges relating to our Rosablanca concession and $272,178 of depreciation and depletion, offset by the net loss of $2,300,794.  The major components of the net cash used in operating activities in 2008 were the net loss of $3,086,333, offset by the amortization of deferred compensation of $2,053,284 and $652,753 amortization of beneficial conversion feature of the Unsecured Convertible Promissory Note.

Net cash used by investing activities totaled $342,537 in 2009 compared to net cash provided by investing activities of $643,501.  Net cash used in investing activities in 2009 consisted primarily of $1,711,966 investments in oil and gas properties and the $400,408 investment in Colombian trust accounts, offset by $912,164 received from LEC for the assignment of 50% of our Rosablanca concession and $797,483 received from Pacific as reimbursement for previously capitalized pipeline expenditures.  Net cash used in investing activities in 2008, consisted primarily of the $480,793 of cash acquired with the Cimarrona acquisition and the return of $140,000 of a deposit made on an oil property, offset by $256,089 investment in oil and gas properties.

Net cash used by financing activities totaled $2,348 in 2009 while net cash provided by financing activities totaled $164,781 in 2008 and consisted primarily of the $167,375 proceeds from payment on the stock purchase notes receivable.

Net operating revenues from our oil production are very sensitive to changes in the price of oil making it very difficult for management to predict whether or not we will be profitable in the future.

We conduct no product research and development.  Any expected purchase of significant equipment is directly related to drilling operations and the completion of successful wells.

We operate our Oklahoma property through independent contractors that operate producing wells for several small oil companies.  Pacific Rubiales owns 90.6% of the Guaduas field and is its operator.

We are responsible for any contamination of land we own or lease. However, we carry pollution liability insurance policies, which may limit some potential contamination liabilities as well as claims for reimbursement from third parties.

Effect of Changes in Prices
Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil produced by us fluctuated significantly during the last year. The price that we receive for our oil and gas is set by market forces beyond our control as well as governmental intervention.  In the third quarter of 2009, we sold oil in Colombia at prices ranging from $57.33 to $68.39 per barrel compared to $94.01 to $114.46 in 2008.  In the United States, we sold oil at prices ranging from $59.41 to $65.84 in the third quarter of 2009, compared to $101.60 to $142.75 in 2008.  The volatility and uncertainty in oil and gas prices have made it more difficult for a company like us to increase our oil and gas asset base and become a significant participant in the oil and gas industry.  We currently sell all of our oil and gas production to HOCOL in Colombia and Sunoco in the United States.  However, in the event these customers discontinued oil and gas purchases, we believe we can replace these customers with other customers who would purchase the oil at terms standard in the industry.

We have no material exposure to interest rate changes.  We are subject to changes in the price of oil and exchange rates of the Colombian Peso, which are out of our control.  The Colombian Peso to Dollar Exchange Rate averaged 2,016 and 2,195 in the third quarters of 2009 and 2008, respectively and was 1,937 and 1,904 at September 30, 2009 and September 30, 2008, respectively.

Oil and Gas Properties
We follow the "successful efforts" method of accounting for our oil and gas exploration and development activities, as set forth in the SFAS No. 19, as codified in FASB ASC 932 (“ASC 932”).  Under this method, we initially capitalize expenditures for oil and gas property acquisitions until they are either determined to be successful (capable of commercial production) or unsuccessful.  The carrying value of all undeveloped oil and gas properties is evaluated periodically and reduced if such carrying value appears to have been impaired.  Leasehold costs relating to successful oil and gas properties remain capitalized while leasehold costs which have been proven unsuccessful are charged to operations in the period the leasehold costs are proven unsuccessful.  Costs of carrying and retaining unproved properties are expensed as incurred.

The costs of drilling and equipping development wells are capitalized, whether the wells are successful or unsuccessful.  The costs of drilling and equipping exploratory wells are capitalized until they are determined to be either successful or unsuccessful.  If the wells are successful, the costs of the wells remain capitalized.  If, however, the wells are unsuccessful, the capitalized costs of drilling the wells, net of any salvage value, are charged to operations in the period the wells are determined to be unsuccessful.  In 2009, we recorded an impairment charge of $1,903,686 relating to our Rosablanca concession as we found no producible hydrocarbons after drilling our first well and entered into the Termination Agreement with Gold, EMPESA and Lewis, whereby we withdrew from the Rosablanca concession.

Our provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis.  As of September 30, 2009 and December 31, 2008, all of our oil operations were in Colombia and in the United States of America.  The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," as codified in FASB ASC 410, we report a liability for any legal retirement obligations on our oil and gas properties. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset's inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.

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

Item 4.   Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial offer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009, utilizing a top-down, risk based approach described in SEC Release No. 34-55929 as suitable for smaller public companies.  Based on this assessment, management determined that the Company’s internal control over financial reporting as of September 30, 2009 is not effective.  Based on this assessment, management has determined that, as of September 30, 2009, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management's assessment was the lack of independent oversight by an audit committee of independent members of the Board of Directors. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Given the difficulty of finding qualified individuals who are willing to serve as independent directors, there has been no change in the audit committee.

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

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three and nine months ended September 30, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) The following securities were issued during the fiscal quarter and not previously reported in a Quarterly Report on Form 10-Q of Current Report on Form 8-K:  None

(b)  None

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

OSAGE EXPLORATION AND DEVELOPMENT, INC. (Registrant)

Date: November 5, 2009	By:	/s/ Kim Bradford
Kim Bradford
President and Chief Executive Officer

Date: November 5, 2009	By:	/s/ Kim Bradford
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