Form 10-K
period 2009-12-31
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2010-03-24
CIK 1405686

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

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

The aggregate market value of the issuer’s Common Stock held by non-affiliates of the registrant on March 15, 2010 was approximately $869,591 based on the closing price of $0.04 as reported on the NASD’s OTC Electronic Bulletin Board system.

As of March 15, 2010, there were 45,959,775 shares of Osage Exploration and Development, Inc., Common Stock, par value $.0001, outstanding.

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

Item 1. Business

Overview

Osage Exploration and Development, Inc., (“Osage” or the “Company”) is an oil and natural gas exploration and production company with proved reserves and existing production in the country of Colombia and the state of Oklahoma.   We are headquartered in San Diego, California with field offices in Oklahoma City, Oklahoma and Bogota, Colombia.

Our operations in Colombia accounted for approximately 97% and 92% of our total revenues in 2009 and 2008, respectively.

Rosablanca
In June 2007, we entered into an agreement (the “Agreement”) with Gold Oil, Plc (“Gold”) and Empesa Petrolera de Servicios y Asesorias, S.A. (“Empesa), whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the Agencia Nacional de Hidrocarburos (“ANH”) to Gold in June, 2007.  Under the Agreement, we were considered the operators of the concession and were obligated to pay all costs associated with drilling and testing of the first well on the Rosablanca concession.  Revenues generated from the first well were to be allocated 50% to us, 40% to Gold and 10% to Empesa.  In March 2009, we entered into an agreement (the “LEC Agreement”) with Lewis Energy Corporation (“LEC”) whereby LEC agreed to provide all of the capital required to drill the first well, up to $3,500,000 and become operator of Rosablanca in return for a 50% assignment of our 50% operating interest in the Rosablanca concession.  The LEC Agreement also provided that LEC was entitled to receive an amount equal to two times its investment in the first well before Osage receives any cash flow from the first well.  The transaction was recorded in accordance with paragraph 47(c) SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies, ” as codified by FASB ASC section 932-360-55.  Furthermore, as part of the LEC Agreement, we issued 5,250,000 shares of our Common Stock to an affiliate of LEC.  As a result of the LEC transaction, revenues and investments on all future wells in Rosablanca were to be allocated 40% to Gold, 25% to LEC, 25% to us and 10% to Empesa.    We recognized no gain or loss on the assignment of our interest.  On March 23, 2009, we announced we completed testing on the first well without finding producible hydrocarbons in any of the zones evaluated.  In September 2009, we entered into a termination agreement (the “Termination Agreement”) with Gold, EMPESA and Lewis, whereby we and LEC withdrew from the Rosablanca concession.  Therefore, we wrote off our entire investment in the Rosablanca concession as of December 31, 2009.

In August 2007, we (i) paid $1,200,000 to Gold representing funds Gold previously issued to a trust account established by the ANH to drill the first well for the Rosablanaca concession and (ii) issued a letter of credit of $144,000 for the benefit of Gold’s bank in Colombia representing the guarantee required by the ANH.  We were obligated to commence drilling the first well by December 26, 2008, which we did.  Under the terms of the concession agreement with the ANH, we had the right to explore for up to six phases, with each phase lasting twelve months.  We performed the first phase which was to drill the first well.  Each phase required us to fund a new trust account and issue a new letter of credit, as well as perform certain tasks.  Phase 2 required an establishment of a trust account for $790,000, of which our share was $197,500, and an issuance of a letter of credit of $110,000, of which our share was $27,500 and obligated us to perform certain seismic work.  In the first quarter of 2009, we funded both the trust account and the letter of credit.  As we withdrew from the concession in 2009, we wrote off all of the remaining balance in the trust account as of December 31, 2009.

Cimarrona

On April 8, 2008, we entered into a membership interest purchase agreement (the “Purchase Agreement”) with Sunstone Corporation (“Sunstone”) pursuant to which we acquired from Sunstone 100% of the membership interests in Cimarrona Limited Liability Company (“Cimarrona LLC”), an Oklahoma limited liability company.  Cimarrona LLC owns a 9.4% interest in certain oil and gas assets in the Guaduas field, located in the Dindal and Rio Seco Blocks that consist of twenty-one wells, of which seven are currently producing, that covers 30,665 acres in the Middle Magdalena Valley in Colombia, as well as a pipeline with a current capacity of approximately 30,000 barrels of oil per day.  The Purchase Agreement was effective April 1, 2008.

The purchase price consisted of 2,750,000 shares of our common stock and a warrant to purchase 1,125,000 shares of common stock exercisable at $1.25 per share, expiring April 8, 2013.  In addition, we issued 50,000 shares of common stock to Energy Capital Solutions, LP for its role as financial advisor and $22,500 to an individual, as a finder’s fee.   The total purchase price attributable to the Cimarrona acquisition was $2,090,345.

The Cimarrona property, but not the pipeline, is subject to an Ecopetrol Association Contract (the “Association Contract”) whereby we pay Ecopetrol S.A. (“Ecopetrol”) royalties of 20% of the oil produced.  The royalty is paid in oil.  In addition to the royalty, according to the Association Contract, Ecopetrol may, for no consideration, become a 50% partner, once an audit of revenues and expenses indicate that the partners in the Association Contract have a received a 200% reimbursement of all historical costs to develop and operate the Guaduas field.  We believe Ecopetrol could become a 50% partner in 2010 which would effectively reduce the cash flows generated by the property by 50%.  In addition, in 2022, the Association Contract with Ecopetrol terminates, at which time we will have no economic interest remaining in this property.  The property and the pipeline are both operated by Pacific Rubiales Energy Corp. (“Pacific”), which owns 90.6% of the Guaduas field.  Pipeline revenues generated from Cimarrona primarily relate to transportation costs charged to third party oil producers, including Pacific.  In April 2009, Pacific reimbursed us $797,483, as well as reduced the amount we owed to them under our joint operating agreement by $799,007 relating to certain disputes we had with Pacific regarding a blending facility that they built in conjunction with the pipeline.  These amounts were originally included as capitalized costs of the pipeline.  No gain or loss was recognized from this transaction.

Osage, Oklahoma

In 2005 we purchased 100% of the working interest and became the operator in certain producing oil and natural gas leases located in Osage County, Oklahoma, which property consists of twenty three wells, ten of which are producing wells, on 480 acres from Conquest Exploration Company, LLC and Esso Oil Company of Oklahoma (“Esso”).  The purchase price was $103,177.

Hansford, Texas

In January 2007, we deposited $82,000 on approximately 85% of the working interest of a natural gas property consisting of 640 acres with proved undeveloped reserves located in Hansford County, Texas, owned by Pearl Resources Corp.  The agreement was amended in March 2007 stipulating that unless the Company acquires a contiguous lease by June 1, 2007 for $48,000, a second contiguous lease by August 1, 2007 for $80,000 and place $445,180 in escrow for drilling and completing the first well with actual commencement of drilling prior to September 15, 2007, the seller had the right to refund 90% of all payments received and void the agreement.  In September 2007, the seller provided us with an extension until June 30, 2008 to fulfill all of our obligations under the agreement.  We did not receive a further extension from the seller and believe the seller will void the agreement.  We do not believe we will receive any of the $82,000 we invested and accordingly, as of December 31, 2008, we wrote off the deposit to zero.

Other

In November 2007, we entered into an agreement to purchase out of bankruptcy a working interest in an oil and gas leasehold and producing wellbore in Louisiana for $1,400,000.  Upon the signing of the agreement, we placed a deposit totaling 10% of the total purchase price, or $140,000.  The bankruptcy court decided it is not pursuing the sale and we received our $140,000 deposit back in March 2008.  We have no further obligations for this property.

We anticipate we need to raise a minimum of $1,000,000 to provide for our cash requirements for the next twelve months.  At present, the revenues generated from Cimarrona and Oklahoma properties are only sufficient to cover field operating expenses and a small portion of our overhead.

Background

We were organized September 9, 2004 as Osage Energy Company, LLC, an Oklahoma limited liability company.  On April 24, 2006, we merged with a non-reporting Nevada corporation trading on the Pink Sheets, Kachina Gold Corporation, which was the entity that survived the merger.  The merger was consummated through the issuance of 10,000,000 shares of our common stock.  The financial records of the Company prior to merger are those of Osage Energy Company, LLC.

The Nevada corporation was incorporated under the laws of Canada on February 24, 2003 as First Mediterranean Gold Resources, Inc.  The domicile of the Company was changed to the State of Nevada on May 11, 2004.  On May 24, 2004, the name of the Company was changed to Advantage Opportunity Corp.

On March 4, 2005, the Company changed its name to Kachina Gold Corporation.  On April 24, 2006 Kachina Gold Corporation merged with Osage Energy Company, LLC, and on May 15, 2006 changed its name to Osage Energy Corporation.  On July 2, 2007, the domicile of the Company was changed to Delaware and in connection therewith, the name of the Company was changed to Osage Exploration and Development, Inc.  On February 27, 2008, our stock began trading on the NASDAQ OTC Bulletin Board market under the ticker “OEDV.OB”

Our principal office is located at 2445 Fifth Avenue, Suite 310 San Diego, California  92101.  Our phone number is (619) 677-3956.

Distribution Methods

We currently generate oil sales from our production operations in Colombia and in the state of Oklahoma and pipeline revenues from our Cimarrona property in Colombia.  All of the oil that we produce in Oklahoma is sold to Sunoco, Inc. (“Sunoco”).  We do not have a written agreement with Sunoco.  Sunoco picks up oil from our tanks and pays us according to market prices at the time of pick up.  There is significant demand for oil and there are several companies in our area that purchase oil from small oil producers.

Currently, we only sell oil in Colombia from the Guaduas field, where we sell all of our oil production to Hocol, S.A. (“Hocol”).  We believe that, in the event Hocol discontinued oil purchases, we will be able to replace this customer with other customers who would purchase the oil at terms standard in the industry.  All of our pipeline revenues are generated from sales volumes attributable to Pacific, the operator of the Cimarrona property.  For 2009, Pacific, Hocol and Sunoco accounted for approximately 57%, 40% and 3%, respectively, of total revenues.  For 2008, Hocol, Pacific and Sunoco accounted for approximately 57%, 35% and 8%, respectively, of total revenues.

We presently have no sales of natural gas.  Should we decide to sell our production of natural gas, we will seek to enter into distribution agreements that would provide for us to tap into the distribution line of a gas distribution company, and we would be paid for our gas at the market price at the time of delivery less any transportation charge from the gas transmission company.  These charges can range widely from 5% to 30% or more of the market value of the gas depending on the availability of competition and other factors.

Research and Development

We have not allocated funds to conducting research and development activities, nor do we anticipate allocating funds to research and development in the future.

Patents, Trademarks, Royalties, Etc.

We have no patents, trademarks, licenses, concessions, or labor contracts.  In Oklahoma, we pay royalties of 18.75% of oil and gas sales, net of taxes, to the Osage Nation.  If our production increases to more than 100 barrels of oil per producing well per day, the royalty will increase to 20.0%.  The leases do not expire, and royalties are owed as long as there is production on the property.  In Colombia, pursuant to the Association Contract with Ecopetrol, we pay royalties of 20.0% of oil produced to Ecopetrol.

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

Costs and Effects of Compliance with Environmental Laws

There is a cost in complying with environmental laws that is associated with each well that is drilled or operated, which cost is added to the cost of the operation.  Each well will have an additional cost associated with plugging and abandoning the well when it is no longer commercially viable.  The estimated costs of dismantlement and abandonment of depleted wells on our Oklahoma property are estimated to be approximately $92,000.  As of December 31, 2009, we have not incurred any dismantlement and abandonment costs.  However, we believe that the salvage value of the equipment on the wells will be sufficient in amount to offset some of such costs.

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

Facilities

We lease approximately 1,386 square feet of modern office space in San Diego, California as corporate headquarters pursuant to a 36 month lease from February 2008.  We paid $3,682 per month for the first 12 months, increasing 3.5% in years 2 and 3.  In addition, we are responsible for any increases in building operating expenses beyond 2008 base year operating expenses.

We lease approximately 1,000 square feet of modern office space in Oklahoma City, Oklahoma consisting of a large conference room, three offices, a drafting room and a storage room.  The lease is based on a verbal agreement with a third party on a month-to-month basis for $550.

Available Information

Our Internet website address is www.osageexploration.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge through our Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

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

Risks Relating to Our Business

We have a history of losses and may incur future losses.

We have incurred significant operating losses in prior years and at December 31, 2009 we had an accumulated deficit of approximately $8.47 million.  We had comprehensive losses of approximately $2.19 million and $4.25 million in 2009 and 2008, respectively. To date, we have not achieved profitability and, given the level of operating expenditures and the uncertainty of revenues and margins, we may continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

We have limited operating capital.

In order to continue growth and to fund our expansion plans we will require additional financing. The amount of capital available to us is limited, and may not be sufficient to enable us to fully execute our growth plans without additional fund raising. Additional financing may be required to meet our objectives and provide more working capital for expanding our development and marketing capabilities and to achieve our ultimate plan of expansion and full scale of operations.  There is no assurance we will be able to obtain such financing on attractive terms, if at all.

We do not intend to pay dividends to our stockholders.

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

The reserves we report in our SEC filings are estimates and may prove to be inaccurate.

Thereare numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values. The reserves we report in our filings with the SEC are only estimates and such estimates may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable crude oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future crude oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs. Some or all of these assumptions may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of crude oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Crude oil prices are highly volatile in general and low prices will negatively affect our financial results.

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

At our Osage property in Oklahoma, we sold oil at $32.35 to $73.66 per barrel in 2009 compared to $30.85 to $142.75 per barrel in 2008.  In our Cimarrona property in Colombia, we sold oil at $28.06 to $74.40 per barrel in 2009 compared to $26.84 to $127.19 per barrel in 2008.

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

Our common stock is considered to be a “penny stock” security under the Exchange Act rules, which may limit the marketability of our securities.

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

Item 2. Properties

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

The Company's estimated future net recoverable oil and gas reserves from proved reserves, both developed and undeveloped properties, were assembled by independent petroleum engineers, Petrotech Engineering Ltd for the Cimarrona property in Colombia as of December 31, 2009 and December 31, 2008, and Reddy Petroleum Company and Fletcher Lewis Engineers, Inc. for the Osage property in Oklahoma as of December 31, 2009 and December 31, 2008, respectively, and are as follows:

	Crude Oil (BBLs)			Natural Gas (MCF)
	Colombia	United States	Total	Colombia	United States	Total
December 31, 2009	473,572	123,628	597,200	855,776	200,485	1,056,261
December 31, 2008	327,778	44,633	372,411	590,696	-	590,696

Using year-end 2009 oil and gas prices and lease operating expenses, the estimated value of future net revenues to be derived from the Company’s proved developed oil and gas reserves, discounted at 10%, were approximately $4.4 million for the Cimarrona property in Colombia and $5.6 million for the Osage property in Oklahoma, respectively, at December 31, 2009.

The Company’s net oil and gas production after royalty and other working interests for 2009 and 2008 were as follows:

	Crude Oil (BBLs)			Natural Gas (MCF)
	Colombia	United States	Total	Colombia	United States	Total
December 31, 2009	28,142	2,263	30,405	-	-	-
December 31, 2008	23,491	3,376	26,867	-	-	-

The following summarizes the developed leasehold acreage held by the Company as of December 31, 2009 and 2008.  Gross acres are the total number of acres in which the Company has a working interest.  Net acres are the sum of the Company’s fractional interests owned in the gross acres.  Developed acreage is acreage in which we have leased the mineral rights for oil & gas and have drilled or re-worked wells.

	Developed Acreage			Developed Acreage
	Gross Acreage			Net Acreage
	Colombia	United States	Combined	Colombia	United States	Combined
December 31, 2009	136,265	480	136,745	12,809	480	13,289
December 31, 2008	136,265	480	136,745	12,809	480	13,289

The following summarizes the Company’s productive oil wells as of December 31, 2009 and 2008.  Productive wells are producing wells and wells capable of production.  Gross wells are the total number of wells in which the Company has an interest.  Net wells are the sum of the Company’s fractional interests owned in the gross wells.

	Productive Wells			Productive Wells
	Gross Wells			Net Wells
	Colombia	United States	Combined	Colombia	United States	Combined
December 31, 2009	7.0	10.0	17.0	0.7	10.0	10.7
December 31, 2008	7.0	10.0	17.0	0.7	10.0	10.7

Drilling Activity
In the last three years, we have only drilled Rosablanca #1 in Colombia, which was started in December 2008 and, pursuant to the Termination Agreement in 2009, we withdrew completely from the Rosablanca concession and wrote-off all capitalized costs relating to this concession.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on April 5, 2005 on the Pink Sheets on an unsolicited basis only and effective February 27, 2008, our common stock began trading on the OTC Bulletin Board.  Our stock symbol changed from “OSGE.PK” to “OEDV.PK” on July 17, 2007 and again to “OEDV.OB” on February 27, 2008.  The high and low closing prices, as reported by the Pink Sheets and the OTC Bulletin Board, are as follows for 2009 and 2008.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year ended December 31, 2009	High	Low
First Quarter	$0.21	$0.04
Second Quarter	$0.07	$0.02
Third Quarter	$0.05	$0.02
Fourth Quarter	$0.05	$0.02

Year ended December 31, 2008
First Quarter	$1.25	$0.72
Second Quarter	$0.74	$0.26
Third Quarter	$0.81	$0.35
Fourth Quarter	$0.41	$0.12

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

Securities Authorized for Issuance Under Equity Compensation Plans
In June 2007, we implemented the 2007 Osage Exploration and Development, Inc. Equity-Based Compensation Plan (the “Plan”) which allows the reservation of 5,000,000 shares under the Plan.  Under this Plan, securities issued may include options, stock appreciation rights (“SARs”) and restricted stock.  No securities have yet been issued under this plan in 2008 or 2009.

Holders
As of March 10, 2010, there were approximately 280 holders of record of our common stock, which figure does not take into account those stockholders whose certificates are held in the name of broker-dealers or other nominee accounts.

Issuer Purchase of Equity Securities
None.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

In June 2007, we entered into the Agreement with Gold and Empesa, whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the ANH to Gold in September, 2007.  Under the Agreement, we were considered the operators of the concession and were obligated to pay all costs associated with drilling and testing of the first well on the Rosablanca project.  Revenues generated from the first well were to be allocated 50% to us, 40% to Gold and 10% to Empesa.  In March 2009, we entered into the LEC Agreement, whereby LEC agreed to provide $3,500,000 to drill the first well and become operator of Rosablanca in return for a 50% assignment of our 50% operating interest in the Rosablanca.  This Agreement also provided that LEC was entitled to receive an amount equal to two times its investment in the first well before Osage receives any cash flow from the first well.  The transaction was recorded in accordance with paragraph 47(c) SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies, ”  as codified in FASB ASC section 932-360-55.  Furthermore, as part of the LEC Agreement, we issued 5,250,000 shares of our common stock to an affiliate of LEC.  As a result of the LEC transaction, revenues and investments on all future wells in Rosablanca were to be allocated 40% to Gold, 25% to LEC, 25% to us and 10% to Empesa.    We recognized no gain or loss on the assignment of our interest.  On March 23, 2009, we announced we completed testing on the first well without finding producible hydrocarbons in any of the zones evaluated.  In September 2009, we entered into the Termination Agreement with Gold, EMPESA and LEC, whereby we and LEC withdrew from the Rosablanca concession.   Therefore, we wrote off our entire investment in the Rosablanca concession as of December 31, 2009.

In August 2007, we (i) paid $1,200,000 to Gold representing the funds Gold previously issued to a trust account established by the ANH to use for drilling the first well for the Rosablanaca concession and (ii) issued a letter of credit in the amount of $144,000 for the benefit of Gold’s bank in Colombia representing the guarantee required by the ANH.  We were obligated to commence drilling on the first well by December 26, 2008, which we did.  Under the terms of the concession agreement with the ANH, we had the right to explore for up to six phases, with each phase lasting twelve months.  We already performed the first phase which was to drill the first well.  Each phase required us to fund a new trust account, and issue a letter of credit as well as perform certain tasks.  Phase 2 required an establishment of a trust account for $790,000, of which our share was $197,500, and an issuance of a letter of credit in the amount of $110,000, of which our share was $27,500 and obligated us to perform certain seismic work.  In the first quarter of 2009, we funded both the trust account and the letter of credit.  As we withdrew from the concession in 2009, we wrote off all of the remaining balance in the trust account as of December 31, 2009. On April 8, 2008, we entered into the Purchase Agreement with Sunstone pursuant to which we acquired from Sunstone 100% of the membership interests in Cimarrona LLC, the owner of a 9.4% interest in certain oil and gas assets in the Guaduas field, located in the Dindal and Rio Seco Blocks that consist of twenty-one wells, of which seven are currently producing, that covers 30,665 acres in the Middle Magdalena Valley in Colombia as well as a pipeline with a current capacity in excess of 30,000 barrels of oil per day.  The Purchase Agreement was effective as of April 1, 2008.

The Cimarrona property, but not the pipeline, is subject to the Association Contract whereby we pay Ecopetrol royalties of 20% of the oil produced.  The royalty amount is paid in oil.  In addition to the royalty, according to the Association Contract, Ecopetrol may, for no consideration, become a 50% partner, once an audit of revenues and expenses indicate that the partners in the Association Contract have a received a 200% reimbursement of all historical costs to develop and operate the Guaduas field.  We believe that Ecopetrol could become a 50% partner in 2009 which would effectively reduce the cash flows generated by the property by 50%.  In addition, in 2022, the Association Contract with Ecopetrol terminates, at which time we will have no economic interest remaining in this property.  The property and the pipeline are both operated by Pacific, which owns 90.6% of the Guaduas field.  Pipeline revenues generated from Cimarrona primarily relate to transportation costs charged to third party oil producers, including Pacific.

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

Results of Operations

Year ended December 31, 2009 compared to year ended December 31, 2008

	2009		2008		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Oil Sales	$1,207,143	42.9%	$2,006,094	64.6%	$(798,951)	-39.8%
Pipeline Sales	1,607,255	57.1%	1,099,982	35.4%	507,273	46.1%
Total Revenues	$2,814,398	100.0%	$3,106,076	100.0%	$(291,678)	-9.4%

Oil Sales

Oil sales were $1,207,143 in 2009, a decrease of $798,951, or 39.8% compared to $2,006,094 in 2008.  The decrease in oil sales is mostly due to a decrease in the average gross price per barrel sold of $53.42 in 2009 compared to $90.71 in 2008.  In 2009, we sold 24,263 barrels (“BBLs”) compared to 24,376 BBBls in 2008.  Oil sales in Colombia accounted for approximately 92% and 88% of total oil sales in 2009 and 2008, respectively.

Pipeline Sales

Pipeline sales were $1,607,255, an increase of $507,273, or 46.1% compared to $1,099,982 in 2008.  In 2009, our Cimarrona pipeline transported approximately 9.24 million barrels (of which our share was approximately 868,000 barrels) compared to 5.96 million barrels (of which our share was approximately 560,000 barrels) in 2008.  2009 included a full year operation for Cimarrona, which we acquired on April 1, 2008.

Total Revenues

Total revenues were $2,814,398 in 2009, a decrease of $291,678, or 9.4% compared to $3,106,076  in 2008.  Approximately 97% and 92% of our 2009 and 2008 revenues, respectively, were derived from our Cimarrona property in Colombia which we acquired on April 1, 2008.  Pipeline sales accounted for approximately 57.1% and 35.4% of total revenues in 2009 and 2008, respectively.

Production

	2009		2008		Increase/(Decrease)
	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
Colombia	5,190	88.8%	6,815	87.9%	(1,625)	-23.8%
United States	652	11.2%	940	12.1%	(288)	-30.6%
Total	5,842	100.0%	7,755	100.0%	(1,913)	-24.7%

	2009		2008		Increase/(Decrease)
	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
Colombia	22,513	92.4%	18,793	87.3%	3,720	19.8%
United States	1,839	7.6%	2,743	12.7%	(904)	-32.9%
Total	24,352	100.0%	21,536	100.0%	2,816	13.1%

Production, net of royalties, was 24,532 BBLs, an increase of 2,816 BBLs, or 13.1% in 2009 compared to 21,536 in 2008.  Our Colombian property was in operation for all of 2009 compared to 2008, when it was included from April 1, 2008.   Colombia production accounted for 92.4% and 87.3% of total production in 2009 and 2008, respectively.

Operating Costs and Expenses

	2009		2008
		Percent of		Percent of	Change
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Operating Costs and Expenses
Operating Expenses	$963,333	34.2%	$823,327	26.5%	$140,006	17.0%
Asset Impairment Charges	1,900,248	67.5%	-	0.0%	1,900,248	N/A
Stock Based Compensation Expense	55,493	2.0%	3,410,708	109.8%	(3,355,215)	-98.4%
Depreciation , Depletion and Accretion	374,121	13.3%	172,405	5.6%	201,716	117.0%
General & Administrative Expenses	1,862,475	66.2%	1,713,560	55.2%	148,915	8.7%
Total Operating Costs and Expenses	$5,155,670	183.2%	$6,120,000	197.0%	$(964,330)	-15.8%

Operating Expenses

Our operating expenses in 2009 were $963,333, an increase of $140,006, or 17.0% compared to $823,327 in 2008.  Operating expenses relating to the Guaduas field and pipeline in Colombia were included for all of 2009 compared to only nine months in 2008.  Operating expenses as a percentage of total revenues increased to34.2% in 2009 from 26.5% in 2008 due to the increase in operating expenses and the decrease in revenues.

Asset Impairment

We recorded an asset impairment charge of $1,900,248 in 2009 relating to our withdrawal from the Rosablanca concession in 2009.  No comparable impairment charge was recorded in 2008.

Stock Based Compensation Expense

Stock based compensation expense was $55,493 and $3,410,708 in 2009 and 2008.  2009 stock based compensation expense related primarily to $48,000 of the value of shares issued to four consultants in 2009.  2008 Stock based compensation expense related  to $2,742,708 for the amortization of the value of shares issued in November 2007 to two employees which vested on January 2009 and $668,000 of the value of the shares issued to three consultants in 2008.   All shares were valued based on the stock price at the date of issuance.

General and Administrative Expenses

General and administrative expenses were $1,862,475 and $1,713,560 in 2009 and 2008, respectively.  The $148,915 increase, or 8.7%, is primarily attributable to increased compensation expense in 2009.  General and administrative expenses as a percentage of total revenues increased to 66.2% decreasing 2009 from 55.2% in 2008, due to an increase in operating expenses and a decrease in revenues.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $374,121 in 2009 compared to $172,405 in 2008 in 2008, primarily due to the pipeline depreciation and the depletion in the Guaduas field, which we acquired in April 1, 2008.

Loss from Operations

Loss from operations was $2,341,272 and $3,013,924 in 2009 and 2008, respectively.

Interest Expense

Interest expense was $5,323 and $754,617 in 2009 and 2008, respectively.  2009 interest expense related primarily to the ARO accretion, while 2008 interest expense consisted primarily of the amortization of the beneficial conversion feature of the $1,100,000 Unsecured Convertible Promissory Note, which converted into shares of common stock in September 2008.

Net Loss

Net loss was $2,316,493 and $3,742,343 in 2009 and 2008, respectively.

Foreign Currency Translation

Foreign currency translation gain was $124,617in 2009 compared to a foreign currency translation loss of $507,872 in 2008.  The Colombian Peso to Dollar Exchange Rate averaged 2,048 and 1,969 in 2009 and 2008, respectively.  The Colombian Peso to Dollar Exchange Rate was 2,053 and 2,247 at December 31, 2009 and December 31, 2008, respectively.

Comprehensive Loss

Comprehensive loss was $2,191,876 and $4,250,215 in 2009 and 2008, respectively.

Liquidity and Capital Resources

We had working capital of $1,095,699 at December 31, 2009 compared to a working capital deficit of $307,598 at December 31, 2008.  Working capital at December 31, 2009 consisted primarily of $1,174,989 of cash and cash equivalents and $156,211 of accounts receivable offset by $269,346 of accounts payable and accrued expenses.  Working capital at December 31, 2008 consisted primarily of $2,128,915 of accounts payable, mostly related to drilling of Rosablanca #1 which commenced at the end of 2008, offset by $988,508 of cash, $537,665 in a trust account in Colombia and $145,632 in a bank certificate of deposit pledged for letters of credit.

At both December 31, 2009 and December 31, 2008, we had no debt on our balance sheet.  Since January 1, 2007, we have raised in excess of $6,000,000 in gross proceeds through various debt and equity financings, as well as partnership agreements.  We used the majority of the proceeds for costs related to our Rosablanca concession in Colombia, as well as for working capital purposes.

Net cash provided by operating activities was $681,218 in 2009 compared to $66,049 for 2008.  The major components of the net cash provided by operating activities for 2009 were the $1,900,247 asset impairment on the Rosablanca concession, the $582,876 increase in accounts payable and accrued expenses and the $374,121 provision for depreciation and depletion, offset by the net loss of $2,316,493.  The major components of the net cash provided by operating activities in 2008 were the $2,742,708 amortization of deferred compensation, the $668,000 of the value of shares issued for services to consultants and the $652,753 beneficial conversion feature of the Convertible Debenture, offset by the net loss of $3,742, 343 and a $358,536 decrease in accounts payable and accrued expenses.

Net cash used in investing activities was $531,326 and $111,174 for 2009 and 2008, respectively.  Net cash used in investing activities in 2009 consisted primarily of $1,900,755 investments in oil and gas properties, offset by $825,296 reimbursement by LEC for the Rosablanca project and $797,483 reimbursement by Pacific for the pipeline.  Net cash used in investing activities in 2008 consisted primarily of $803,819 investments in Colombian oil properties offset by $491,936 of payments from the Colombian trust account for the Rosablanca well.

Net cash used by financing activities was $3,320 in 2009 and consisted entirely of payments on a promissory note used to purchase a truck.  Net cash provided by financing activities was $851,960 in 2008 and consisted primarily of $483,414 of beginning cash balance in Cimarrona and $205,123 relating to the maturity of Colombian bonds.

Net operating revenues from our oil production are very sensitive to changes in the price of oil making it very difficult for management to predict whether or not we will be profitable in the future.

We conduct no product research and development.  Any expected purchase of significant equipment is directly related to drilling operations and the completion of successful wells.  .

We operate our Osage property through independent contractors that operate producing wells for several small oil companies.  Pacific Rubiales, which owns 90.6% of the Guaduas field, is the operator of Cimarrona.

We are responsible for any contamination of land we own or lease. However, we carry pollution liability insurance policies, which may limit some potential contamination liabilities as well as claims for reimbursement from third parties.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have no material exposure to interest rate changes.  We are subject to changes in the price of oil and exchange rates of the Colombian Peso, which are out of our control.  In our Oklahoma property, we sold oil at $32.35 to $73.66 per barrel in 2009 compared to $30.85 to $142.75 per barrel in 2008.  In our Cimarrona property in Colombia, we sold oil at $28.06 to $74.40 per barrel in 2009 compared to $26.84 to $127.19 per barrel in 2008.  The Colombian Peso to Dollar Exchange Rate averaged approximately 2,048 and 1,969 in 2009 and 2008, respectively.  The Colombian Peso to Dollar Exchange Rate was 2,053 and 2,247 at December 31, 2009 and December 31, 2008

Effect of Changes in Prices
Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil produced by us fluctuated significantly during the last year. Changes in the price that we receive for our oil and gas is set by market forces beyond our control as well as governmental intervention.  Average price received by us for a barrel of oil equivalent (“BOE”) were $53.42 and $90.71 in 2009 and 2008, respectively.  The volatility and uncertainty in oil and gas prices have made it more difficult for a company like us to increase our oil and gas asset base and become a significant participant in the oil and gas industry.  We currently sell all of our oil production to Sunoco in the United States and to Hocol in Colombia.  However, in the event these customers discontinued oil and gas purchases, we believe we can replace these customers with other customers who would purchase the oil and gas at terms standard in the industry.

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

Oil and Gas Properties
We follow the "successful efforts" method of accounting for our oil and gas exploration and development activities, as set forth in the Statement of Financial Accounting Standards (SFAS) No. 19, as codified by FASB ASC topic 932.  Under this method, we initially capitalize expenditures for oil and gas property acquisitions until they are either determined to be successful (capable of commercial production) or unsuccessful.  The carrying value of all undeveloped oil and gas properties is evaluated periodically and reduced if such carrying value appears to have been impaired.  Leasehold costs relating to successful oil and gas properties remain capitalized while leasehold costs which have been proven unsuccessful are charged to operations in the period the leasehold costs are proven unsuccessful.  Costs of carrying and retaining unproved properties are expensed as incurred.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis.  As of December 31, 2009 and December 31, 2008, our oil production operations were conducted in Colombia and in the United States of America.  The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," as codified by FASB ASC topic 410, we report a liability for any legal retirement obligations on our oil and gas properties. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset's inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.

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

Item 8. Financial Statements and Supplementary Data

See Consolidated Financial Statements beginning on page F-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Item 9A(T). Controls and Procedures

(a) Disclosure Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based upon their evaluation, the principal executive officer and principal financial offer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial offers, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, utilizing a top-down, risk based approach described in SEC Release No. 34-55929 as suitable for smaller public companies.  Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2009 is not effective.  Based on this assessment, management has determined that, as of December 31, 2009, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management's assessment was the lack of independent oversight by an audit committee of independent members of the Board of Directors. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Given the difficulty of finding qualified individuals who are willing to serve as independent directors, there has been no change in the audit committee.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes to Internal Control Over Financial Reporting.

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, and offices held by our directors and executive officers:

Name	Position	Director Since	Age
Kim Bradford	President, Chief Executive Officer, Chief Financial Officer, Chairman	February 2007	57
Greg Franklin	Chief Geologist, Director	May 2005	53

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our executive officers and directors, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2009, the officers and directors filed all of their respective Section 16(a) reports on a timely basis.

Audit Committee

We do not have an Audit Committee, as our board of directors during 2009 performed the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee at this time, however, our Board of Directors intends to continually evaluate the need for a Nominating Committee.

Code of Conduct

We have a written code of conduct that governs all of our officers, directors, employees and contractors. The code of conduct relates to written standards that are reasonably designed to deter wrongdoing and to promote:

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

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control persons of our company has been involved during the last five years in any of the following events that are material to an evaluation of his ability or integrity:

●	Bankruptcy petitions filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

●
Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring or suspending or otherwise limiting his involvement in any type of business, securities or banking activities, or

●
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

Item 11. Executive Compensation

During the last two fiscal years, the following executive officers of our company have received total annual salary and bonus exceeding $100,000:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation (1)	Total
Kim Bradford	2009	$236,308	$100,000	$0	$0	$0	$0	$336,308
President, CEO and CFO	2008	$144,000	$0	$0	$0	$0	$0	$144,000
Greg Franklin	2009	$212,308	$50,000	$0	$0	$0	$0	$262,308
Chief Geologist	2008	$120,000	$50,000	$0	$0	$0	$0	$170,000

On November 9, 2007, the Company entered into employment agreements with Kim Bradford to serve as President and Chief Executive Officer and Greg Franklin to serve as Chief Geologist.  All of the agreements were for two years ending November 30, 2009 (“Employment Period”) and all allow the officers to be eligible for an annual bonus as determined by the Board of Directors. In the event that any officer’s employment is terminated for a Change of Control, then he shall be eligible to receive, in one lump payment, the greater of (i) annual base salary in effect immediately prior to the Change of Control and (ii) the remaining base salary in effect immediately prior to the Change of control owed to the officer until the end of the Employment Period.  Mr. Bradford’s employment agreement included an annual base salary of $144,000 and a signing bonus of $150,000.  Mr. Franklin’s employment included an annual base salary of $120,000 and a signing bonus of 2,000,000 shares of the Company’s Stock, which vested as to 100% on January 1, 2009.    Both Mr. Bradford and Mr. Franklin’s annual base salaries were increased to $240,000 during 2009 pursuant to a verbal agreement.  The Company is currently negotiating with Mr. Bradford and Mr. Franklin on a new employment contract.

We do not have any other contractual arrangements with our executive officers, promoters or directors, nor do we have any compensatory arrangements with our executive officers, promoters or directors other than as described below.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Kim Bradford	---	---	---	---	---	---	---	---	---
Greg Franklin	---	---	---	---	---	---	---	---	--

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information as of March 15, 2010 with respect to each beneficial owner of more than five percent of the Company’s Common Stock:

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percent of Class
Kim Bradford 2445 5th Avenue, Suite 310 San Diego, CA 92101	6,055,000	13.2%
E. Peter Hoffman, Jr. [1] 6301 N. Western Suite 260 Oklahoma City, OK 73118	6,040,000	13.1%
Mustang Capital Venture, LLC [2] 10101 Reunion Place, Suite 1000 San Antonio, TX 78216	5,250,000	11.4%
Sunstone Corporation [3] 101 N. Robinson, Suite 800 Oklahoma City, OK 73102	3,875,000	8.2%
Greg L. Franklin 2445 5th Avenue, Suite 310 San Diego, CA 92131	3,000,000	6.5%

The percentage ownership is based on 45,959,775 shares outstanding at March 15, 2010

[1] Information is derived from Schedule 13D filed by Mr. Hoffman, Jr.
[2] Information is derived from Schedule 13D filed by Sunstone Corporation.   Includes 1,250,000 warrants to purchase shares of common stock exercisable within 60 days.
[3] Information is derived from Schedule 13D filed by Mustang Capital Venture, LLC.

The following table shows information as of March 15, 2010 with respect to each of the beneficial owners of the Company’s Common Stock by its executive officers, directors and nominee individually and as a group:

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percent of Class
Kim Bradford 2445 5th Avenue, Suite 310 San Diego, CA 92101	6,055,000	13.2%
Greg L. Franklin 2445 5th Avenue, Suite 310 San Diego, CA 92131	3,000,000	6.5%
Officers and Directors as a Group (2 people)	9,055,000	19.7%

The percentage ownership is based on 45,959,775 shares outstanding at March 15, 2010.

There are no family relationships among the directors and executive officers.

Changes in Control
On December 28, 2006, a change of control occurred when Kim Bradford, our CEO, President, CFO and Chairman, along with other investors entered into a transaction with the Company whereby for a $470,875 promissory note, the Company issued a total of 18,835,000 shares of Common Stock, or approximately 64% of the total shares outstanding.  The shares were valued based on the approximate asset value per share prior to the transaction.  Of the $470,875 promissory notes, Mr. Bradford issued a note in the amount of $151,375 for the purchase of 6,055,000 shares. In December 2007, Mr. Bradford paid in full his note plus accrued interest.

Item 13. Certain Relationships and Related Transactions

There have been no transactions during the last two years, or proposed transactions, to which we were or are to be a party in which any of the following persons had or is to have a direct or indirect material interest:

●	any officer or director;
●	any nominee for election as a director;
●	any beneficial owner of more than five percent of our voting securities;
●	any member of the immediate family of any of the above persons.

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

AUDIT FEES

The aggregate fees billed and anticipated by our auditor for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $85,000 for both 2009 and 2008.

TAX FEES

Our auditors did not bill us for any tax services during 2009 and 2008.

ALL OTHER FEES

Our auditors did not bill us for any other services during 2009 and 2008.

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

10.21	Settlement Agreement between Lewis Energy Colombia, Inc., Gold Oil Plc Sucursal Colombia, EMPESA, SA, and Osage Exploration and Development, Inc. Sucrusal Colombia dated September 15, 2009 (12)
21.1	List of Subsidiaries (4)
31.1	Certification of Chief Executive pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

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
(5)   Incorporated by reference to Osage’s Form 10-SB Amendment No. 2 filed October 15, 2007
(6)   Incorporated by reference to Osage’s Form 10-SB Amendment No. 3 filed November 19, 2007
(7)   Incorporated by reference to Osage’s Form 10-SB Amendment No. 5 filed December 28, 2007
(8)   Incorporated by reference to Osage’s Form 8-k filed March 4, 2008
(9)   Incorporated by reference to Osage’s Form 8-k filed April 10, 2008
(10) Incorporated by reference to Osage’s Form 8-k filed July 7, 2008
(11) Incorporated by reference to Osage’s Form 8-k filed March 5, 2009
(12) Incorporated by reference to Osage’s Form 8-k filed September 17, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSAGE EXPLORATION & DEVELOPMENT, INC.

	BY:	/S/ KIM BRADFORD
Dated: March 19, 2010		Kim Bradford President and C.E.O.

	BY:	/S/ KIM BRADFORD
Dated: March 19, 2010		Kim Bradford Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KIM BRADFORD	President, Chief Executive Officer, Chief Financial Officer and Chairman	March 19, 2010
Kim Bradford	(Principal Executive and Financial Officer)

/s/ GREG FRANKLIN	Chief Geologist and Director	March 19, 2010
Greg Franklin

OSAGE EXPLORATION AND DEVELOPMENT, INC.
INDEX TO FINANCIAL STATEMENTS

Set forth below are the following consolidated financial statements for our company for the years ended December 31, 2009 and 2008:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
   Osage Exploration and Development, Inc. and Subsidiaries
   San Diego, CA

We have audited the accompanying consolidated balance sheets of Osage Exploration and Development, Inc. and Subsidiaries (Company), as of December 31, 2009 and December 31, 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Osage Exploration and Development, Inc. and Subsidiaries as of December 31, 2009, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of December 31, 2009.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GPKM, LLP

GPKM, LLP
Encino, California
March 15, 2010

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$1,174,989	$988,508
Colombian Deposits (Note 5)	-	537,665
Accounts Receivable	156,211	64,658
Bank CD pledged for Letter of Credit (Note 7)	-	145,632
Other Current Assets	-	110,986
Prepaid Expenses	37,380	65,380
Total Current Assets	1,368,580	1,912,829

Property and Equipment, at cost (Note 4):
Oil and gas properties and equipment	2,174,793	4,920,550
Capitalized asset retirement costs	46,146	13,675
Other property & equipment	48,205	46,222
	2,269,144	4,980,447
Less: accumulated depletion, depreciation and amortization	(557,287)	(183,166)
	1,711,857	4,797,281

Bank CD pledged for Bond	30,000	30,000

Total Assets	$3,110,437	$6,740,110

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$221,398	$2,128,915
Accrued Expenses	47,948	87,940
Current Maturity of Promissory Note (Note 9)	3,535	3,572
Total Current Liabilities	272,881	2,220,427

Promissory Note, net of Current Maturity (Note 9)	-	3,283
Liability for Asset Retirement Obligations (Note 14)	55,742	18,203

Commitments and Contingencies (Note 12)

Stockholders' Equity:
Common stock, $0.0001 par value, 190,000,000 shares
authorized; 46,959,775 and 40,959,775 shares issued and outstanding as of December 31, 2009 and December 31, 2008, respectively.	4,696	4,096

Additional-Paid-in-Capital	11,804,013	11,336,613
Deferred Compensation	-	(7,493)
Stock Purchase Notes Receivable	(142,500)	(142,500)
Accumulated Deficit	(8,472,209)	(6,155,716)
Accumulated Other Comprehensive Loss -
Currency Translation (Loss)	(412,186)	(536,803)
	2,781,814	4,498,197

Total Liabilities and Stockholders' Equity	$3,110,437	$6,740,110

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	2009	2008
Operating Revenues
Oil Sales	$1,207,143	$2,006,094
Pipeline Sales	1,607,255	1,099,982
Total Operating Revenues	2,814,398	3,106,076

Operating Costs and Expenses
Operating Expenses	963,333	823,327
Asset Impairment	1,900,248	-
Depreciation, Depletion and Accretion	374,121	172,405
Stock Based Compensation Expense	55,493	3,410,708
General and Administrative Expenses	1,862,475	1,713,560
Total Operating Costs and Expenses	5,155,670	6,120,000

Operating (Loss)	(2,341,272)	(3,013,924)

Other Income (Expenses):
Interest Income	30,102	134,108
Interest Expense	(5,323)	(754,617)
Other	-	(107,910)
(Loss) before Income Taxes	(2,316,493)	(3,742,343)

Provision for Income Taxes (Note 14)	-	-

Net (Loss)	(2,316,493)	(3,742,343)

Other Comprehensive Income, net of tax:
Foreign Currency Translation Adjustment	124,617	(507,872)
Other Comprehensive Income	124,617	(507,872)

Comprehensive (Loss)	$(2,191,876)	$(4,250,215)

Basic and Diluted Loss per Share	$(0.05)	$(0.10)

Weighted average number of common share and common share equivalents used to compute basic and dilluted Loss per Share	45,789,775	39,193,382

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Stock Purchase Note	Accumulated	Deferred	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Receivable	Deficit	Compensation	Loss	Equity
Balance at December 31, 2007	35,959,775	$3,596	$7,478,768	$(309,875)	$(2,413,373)	$(2,750,201)	$(28,931)	$1,979,984

Payment on Stock Purchase Notes Receivable				167,375				167,375
Issuance of Shares for Professional Services	1,600,000	160	667,840					668,000
Cancellation of Shares Issued for Professional Services	(500,000)	(50)	50					-
Deferred Compensation						2,742,708		2,742,708
Foreign Exchange Translation Adjustment							(507,872)	(507,872)
Purchase of Cimarrona	2,800,000	280	2,090,065					2,090,345
Issuance of Shares for Note conversion	1,100,000	110	1,099,890					1,100,000
Net (Loss) for the year					(3,742,343)			(3,742,343)
Balance at December 31, 2008	40,959,775	$4,096	$11,336,613	$(142,500)	$(6,155,716)	$(7,493)	$(536,803)	$4,498,197

Issuance of Shares for Professional Services	750,000	75	47,925					48,000
Issuance of Shares to Lewis Energy	5,250,000	525	419,475					420,000
Deferred Compensation						7,493		7,493
Net (Loss) for the year					(2,316,493)			(2,316,493)
Foreign Exchange Translation Adjustment							124,617	124,617
Balance at December 31, 2009	46,959,775	$4,696	$11,804,013	$(142,500)	$(8,472,209)	$-	$(412,186)	$2,781,814

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	2009	2008
Cash flows from Operating Activities:
Net (Loss)	$(2,316,493)	$(3,742,343)
Adjustments to reconcile net (loss) to net cash provided/(used) sed by operating activites:
Asset Impairment	1,900,247	-
Beneficial Conversion of Convertible Debenture	-	652,753
Amortization of Deferred Compensation	7,493	2,742,708
Shares issued for services	48,000	668,000
Amortization of Deferred Financing Cost	-	33,638
Accretion of Asset Retirment Obligation	37,539	1,656
Provision for depletion, depreciation, amortization and valuation allowance	374,121	172,405
Changes in operating assets and liabitlies:
(Increase) in accounts receivable	(91,553)	(53,117)
(Increase) in other current assets	109,861	(50,367)
(Increase) in prepaid expenses	29,127	(748)
Increase/(decrease) in accounts payable and accrued expenses	582,876	(358,536)
Net cash provided by operating activities	681,218	66,049

Cash flows used in Investing Activities:
Increase in ARO	(32,471)	-
Reimbursement by Pacific for Pipeline	797,483	-
Assignment of Rosablanca	232,500	-
Reimbursement by LEC for RB#1 and #2	825,296	-
Investments in Oil & Gas Properties	(1,900,755)	(803,819)
Loss of Deposit on Oil & Gas Property	-	82,000
Investment in Cd pledged for letter of credit	(49,453)	-
Return of deposit made on Oil & Gas Property	-	140,000
Purchase of Non Oil & Gas property	(1,983)	(22,702)
Interest earned on Bank CD pledged for Letter of Credit	(1,535)	1,411
Payments from/ (into) Colombian Trust Account	(400,408)	491,936
Net cash (used) by investing activities	(531,326)	(111,174)

Cash flows provided by Financing Activities:
Proceeds from payment on Stock Purchase Notes Receivable		167,375
Cash balances at Cimarrona at Acquisition		483,414
Maturity of Colombian Peace Bonds		205,123
Payments on Promissory Notes	(3,320)	(3,952)
Net cash (used)/provided by financing activities	(3,320)	851,960

Effect of exchange rate on cash and cash equivalents	39,909	(507,872)

Net increase in cash and cash equivalents	186,481	298,963

Cash and Cash equivalents beginning of year	$988,508	$689,545

Cash and Cash equivalents at end of year	$1,174,989	$988,508

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payment for Interest	255	66,570
Cash Payment for Taxes	15,882	3,401

Non-Cash Transactions:
Forgiveness of accounts payable by Lewis Energy Corporation	1,985,043
Forgiveness of Joint Operating Account Liabilities by Pacific Rubiales Energy Corp.	799,907
Issuance of Shares to Lewis Energy Corporation	420,000
Forgiveness of accounts payable by various vendors relating to Rosablanca	124,306
Shares and Warrants issued in connection with acquisition of Cimarrona		2,090,345
Shares issued upon conversion of Unsecured Convertible Promissory Note		1,100,000
Oil & Gas Investments obligations included in accounts payable		2,128,392
Issuance of Shares for Services	48,000	668,000

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2009 and 2008

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

The Nevada shell corporation was incorporated under the laws of Canada on February 24, 2003 as First Mediterranean Gold Resources, Inc.  The domicile of the Company was changed to the State of Nevada on May 11, 2004.  On May 24, 2004, the name of the Company was changed to Advantage Opportunity Corp.  On March 4, 2005, the Company changed its name to Kachina Gold Corporation (“KGC”).  On April 24, 2006 Kachina Gold Corporation merged with Osage Energy Company, LLC, and on May 15, 2006 changed its name to Osage Energy Corporation.  On July 2, 2007, the Company changed its name to Osage Exploration and Development, Inc. and changed its domicile to the State of Delaware.  On February 27, 2008, the Company’s common stock began trading on the Over-the-Counter Bulletin Board under the symbol “OEDV.OB.”

The Company has incurred significant losses and had negative cash flow from operations in each of the last three years and has an accumulated deficit of $8,472,209 at December 31, 2009 and $6,155,716 at December 31, 2008.  Substantial portions of the losses are attributable to stock based compensation expense, asset impairment charges relating to the Rosablanca concession and interest expense.  The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management of our Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing ; (b) increasing our current production; and (c) controlling overhead and expenses.

There is no assurance the Company can successfully accomplish these steps and it is uncertain the Company will achieve a profitable level of operations and obtain additional financing. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Management used significant estimates in determining the carrying value of its oil and gas producing assets and the associated depreciation and depletion expense related to sales' volumes. The significant estimates included the use of proved oil and gas reserve volumes and the related present value of estimated future net revenues there-from (See Note 16: Supplemental Information About Oil and Gas Producing Activities).

RECLASSIFICATIONS

Certain prior period amounts were reclassified to conform to current presentation.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are: cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes are credit-worthy financial institutions. However, the Company’s cash balances have exceeded the FDIC insured levels at various times during 2009 and 2008.   At December 31, 2009 and December 31, 2008, the Company had $571,515 and $275,142 in cash in excess of federally insured limits, respectively.  The Company maintains cash accounts only at large, high quality financial institutions and believes the credit risk associated with cash held in back exceeding the FDIC insured levels is remote.

In the U.S., the Company currently sells all of its oil production to one customer, Sunoco, Inc.  In Colombia, the Company currently sells all of its oil production to one customer, Hocol, S.A. and has only one customer for its pipeline, Pacific Rubiales Energy Corp. (“Pacific”)  However, the Company believes it can sell all its production to many different purchasers, most of whom pay similar prices that vary with the international spot market prices.  The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company had no allowance as of December 31, 2009 and December 31, 2008.  The analysis was based on its evaluation of specific customers' balances and the collectability thereof.

OIL AND GAS PROPERTIES

Osage is an exploration and production oil and natural gas company with proved reserves and existing production in Oklahoma and in the country of Colombia.  In 2005, we purchased 100% of the working interest in certain producing oil and natural gas leases located in Osage County, Oklahoma, referred to herein as the Osage Property, which property consists of twenty three wells, ten of which are producing, on 480 acres.  We are the operators of this property.

In June 2007, we entered into an agreement (the “Agreement”) with Gold Oil, Plc (“Gold”) and Empesa Petrolera de Servicios y Asesorias, S.A. (“Empesa), whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the Agencia Nacional de Hidrocarburos (“ANH”) to Gold in June, 2007.  Under the Agreement, we are considered the operators of the concession and will pay all costs associated with drilling and testing of the first well on the Rosablanca project.  Revenues generated from the first well were to be allocated 50% to us, 40% to Gold and 10% to Empesa.  In March 2009, we entered into an agreement (the “LEC Agreement”) with Lewis Energy (“LEC”) whereby LEC shall provide all of the capital required to drill the first well, up to a maximum of $3,500,000.  As part of the $3,500,000 maximum investment amount by LEC, LEC has also agreed to reimburse us for certain amounts we have already spent on the first well.  Under the LEC Agreement, we assigned Lewis 50% of our 50% interest in the Rosablanca concession and have made LEC the operator.  In addition, LEC shall recoup two times its investment in the first well before Osage receives any cash flow derived from the first well.  Furthermore, as part of the LEC Agreement, we issued 5,250,000 shares of our common stock to an affiliate of LEC.  As a result of the LEC transaction, revenues and investments on all future wells in Rosablanca will be allocated 40% to Gold, 25% to LEC, 25% to us and 10% to Empesa.    If any party doesn’t contribute its share of the costs, its revenue interest will automatically be transferred to the party that provides the capital.  On March 23, 2009, we announced we completed testing on the first well without finding producible hydrocarbons in any of the zones evaluated.  In September 2009, we entered into the Termination Agreement with Gold, EMPESA and Lewis, whereby we and Lewis withdrew from the Rosablanca concession.  Therefore, we have written off our entire investment in the Rosablanca concession as of December 31, 2009.

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

The Cimarrona property, but not the pipeline, is subject to an Ecopetrol Association Contract (the “Association Contract”) whereby we pay Ecopetrol S.A. (“Ecopetrol”) royalties of 20% of the oil produced.  The royalty amount is paid in oil.  In addition to the royalty, according to the Association Contract, Ecopetrol may, for no consideration, become a 50% partner, once an audit of revenues and expenses indicate that the partners in the Association Contract have a received a 200% reimbursement of all historical costs to develop and operate the Guaduas field.  We believe that Ecopetrol could become a 50% partner in 2010 which would effectively reduce our cash flows by 50%.  In addition, in 2022, the Association Contract with Ecopetrol terminates, at which time we will have no economic interest remaining in this property.  The property and the pipeline are both operated by Pacific, which owns 90.6% of the Guaduas field.  Pipeline revenues generated from Cimarrona primarily relate to transportation costs charged to third party oil producers, including Pacific.

The Company follows the "successful efforts" method of accounting its oil and gas exploration and development activities, as set forth in the Statement of Financial Accounting Standards (“SFAS”) No. 19, as codified by FASB ASC topic 932.  Under this method, the Company initially capitalizes expenditures for oil and gas property acquisitions until they are either determined to be successful (capable of commercial production) or unsuccessful.  The carrying value of all undeveloped oil and gas properties is evaluated periodically and reduced if such carrying value appears to have been impaired.  Leasehold costs relating to successful oil and gas properties remain capitalized while leasehold costs which have been proved unsuccessful are charged to operations in the period the leasehold costs are proved unsuccessful.  Costs of carrying and retaining unproved properties are expensed as incurred.

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

The provision for depreciation and depletion of oil and gas properties is computed by the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of December 31, 2009 and December 31, 2008, the Company's oil production operations are conducted in the United States of America and in the country of Colombia. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined.  Management believes no such impairment exists at December 31, 2009 and December 31, 2008.

In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations", as codified by FASB ASC topic 410, the Company reports a liability for any legal retirement obligations on its oil and gas properties.  The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset's inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), as codified by the FASB ASC topic 360 (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. In 2009, the Company wrote-off its entire investment in the Rosablanca concession of $1,900,248.  Based on further review, the Company believes that, as of December 31, 2009 and December 31, 2008, there were no significant impairments of its long-lived assets.

REVENUE RECOGNITION

The Company recognizes revenue upon transfer of ownership of the product to the customer which occurs when (i) the product is physically received by the customer, (ii) an invoice is generated which evidences an arrangement between the customer and the Company, (iii) a fixed sales price has been included in such invoice, and (iv) collection from such customer is probable.

STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123”, as codified by FASC ASC topic 718.  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.   For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.  For shares issued for services or property, the value is based on the market value for the stock on the date of grant.

In 2009, we issued a total of 750,000 shares to four consultants.  All of the shares vested immediately and were recorded as stock based compensation expense in 2009 and valued at the stock price at the time of issuance with a total value of $48,000.  In 2008, we issued a total of 1,600,000 shares to three consultants.  All of the shares vested immediately and were recorded as stock based compensation expense in 2008.  The shares were valued at the stock price at the time of issuance with a total value of $668,000.

In 2007, we issued 2,600,000 shares of restricted stock to two employees.  The shares were valued at $1.15 per share, the stock price at the time of issuance, for a total value of $2,900,000.  As the shares vested on January 1, 2009, we recorded compensation expense of $7,493 and $2,747,207 in 2009 and 2008, respectively.

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

In June 2009, the FASB issued FASB No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”), as codified by FASB ASC topic 860 (“ASC 860”).  ASC 860 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140.  ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of ASC 860 did not have a material impact on the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as codified by FASC ASC topic 810 (“ASC 810”) to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of ASC 810 did not have a material impact on the Company.

All new accounting pronouncements issued but not yet effective have been deemed to not be applicable, hence the adoption of these new standards is not expected to have a material impact on the consolidated financial statements.

INCOME TAXES

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

EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share", as codified by FASB ASC topic 260, for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the year.  Due to the net loss reported by the Company, the effect of including shares attributable to the exercise of warrants would have been antidilutive.  Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.

2. EQUITY TRANSACTIONS

Cimarrona Acquisition
On April 8, 2008, we entered into the Purchase Agreement with Sunstone pursuant to which the Company acquired from Sunstone 100% of the membership interests in Cimarrona LLC, the owner of a 9.4% interest in certain oil and gas assets in the Guaduas field, located in the Dindal and Rio Seco Blocks that cover 30,665 acres in the Middle Magdalena Valley in Colombia.  The Purchase Agreement was effective as of April 1, 2008.  The purchase price consisted of 2,750,000 shares of the Company’s Common Stock and a warrant to purchase 1,125,000 shares of the Company’s Common Stock exercisable at $1.25 per share and expiring April 8, 2013.  In addition, the Company issued 50,000 shares of Common Stock to a financial advisor and $22,500 to an unaffiliated individual as a finder’s fee.

Lewis Energy Colombia, Inc.
In March 2009, we entered into the LEC Agreement, whereby LEC agreed to provide $3,500,000, to drill the first well and become operator of Rosablanca in return for a 50% assignment of our 50% operating interest in Rosablanca.  In addition, LEC was entitled to recoup two times its investment in the first well before Osage receives any cash flow from the first well.  The transaction was recorded in accordance with paragraph 47(c) SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” as codified in FASB ASC section 932-360-55.  Furthermore, as part of the LEC Agreement, we issued 5,250,000 shares of our Common Stock to an affiliate of LEC.  As a result of the LEC transaction, revenues and investments on all future wells in Rosablanca were to be allocated 40% to Gold, 25% to LEC, 25% to us and 10% to Empesa.    We recognized no gain or loss on the assignment of our interest.  In March 2009, we announced we completed testing on the first well without finding producible hydrocarbons in any of the zones evaluated.  In September 2009, we entered into the Termination Agreement with Gold, EMPESA and Lewis, whereby we and Lewis agreed to withdraw from the Rosablanca concession

3. GEOGRAPHICAL INFORMATION

The following table sets forth revenues for the periods reported and assets by geographic location:

	Colombia	United States	Consolidated
December 31, 2009
Total Revenues	$2,722,243	$92,155	$2,814,398
% of Total	96.7%	3.3%	100.0%

Long Lived Assets	$2,053,820	$215,324	$2,269,144
% of Total	90.5%	9.5%	100.0%

December 31, 2008
Total Revenues	$2,860,625	$245,451	$3,106,076
% of Total	92.1%	7.9%	100.0%

Long Lived Assets	$4,774,751	$205,696	$4,980,447
% of Total	95.9%	4.1%	100.0%

4. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of December 31, 2009 and December 31, 2008:

	2009	2008

Properties subject to amortization	$1,952,295	$2,239,193
Properties not subject to amortization	-	2,681,357
Capitalized asset retirement costs	46,146	13,675

Accumulated depreciation and depletion	(489,513)	(143,290)

Oil & Gas Properties, Net	$1,508,928	$4,790,935

Depreciation and depletion expense for oil and gas properties totaled $343,996 and $138,539 in 2009 and 2008, respectively.

5. COLOMBIAN DEPOSITS

In August 2007, we (i) paid $1,200,000 to Gold representing funds that Gold had previously issued to a trust established by the ANH to use for drilling the first well for the Rosablanaca concession and (ii) issued a letter of credit of $144,000 for the benefit of Gold’s bank in Colombia representing the guarantee required by the ANH.  We were obligated to commence drilling on the first well by December 26, 2008, which we have done.  As of December 31, 2008, we had a balance of $537,665 in the trust account.  Under the terms of the concession agreement with the ANH, we are required to perform six phases, with each phase lasting 12 months.  We have already performed the first phase which was to drill the first well.  Each phase requires us to fund a new trust account and issue a letter of credit as well as perform certain tasks.  Phase 2 required an establishment of a trust account for $790,000, of which our share is $197,500, and an issuance of a letter of credit in the amount of $110,000, of which our share is $25,000 and obligated us to perform certain seismic work.  In the first quarter of 2009, we funded both the trust account and the letter of credit.  As we withdrew from the concession in 2009, we wrote off all of the remaining balance in the trust account as of December 31, 2009.

6.  DEPOSITS

In January 2007, we deposited $82,000 on approximately 85% of the working interest of a natural gas property consisting of 640 acres with proved undeveloped reserves located in Hansford County, Texas, owned by Pearl Resources Corp.  The agreement was amended in March 2007 stipulating that unless the Company acquires a contiguous lease by June 1, 2007 for $48,000, a second contiguous lease by August 1, 2007 for $80,000 and place $445,180 in escrow for drilling and completing the first well with actual commencement of drilling prior to September 15, 2007, the seller had the right to refund 90% of all payments received and void the agreement.  In September 2007, the seller provided us with an extension until June 30, 2008 to fulfill all of our obligations under the agreement.  We did not received an extension from the seller and believe the seller will void the agreement.  We do not believe we will receive any of the $82,000 we have invested and accordingly, as of December 31, 2008, we wrote off the deposit to zero.

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

7. BANK CD PLEDGED FOR LETTER OF CREDIT

In August 2007, we placed $144,000 in a certificate of deposit with a bank as collateral for the $144,000 letter of credit required by the ANH as more fully described in footnote 4 above.  The letter of credit expired in 2009 and we redeemed the CD at that time.  The balance in the bank CD pledged for letter of credit was $0 and $145,632 as of December 31, 2009 and December 31, 2008, respectively.

8. UNSECURED CONVERTIBLE PROMISSORY NOTE

In July 2007, we issued a $1,100,000 unsecured convertible promissory note (“Unsecured Convertible Promissory Note”) to one institutional investor for gross proceeds of $1,100,000.  The Unsecured Convertible Promissory Note matured September 30, 2008, had an 8% interest rate, payable in cash quarterly, and was convertible, in whole or in part, into units, with each unit (“Unit”) priced at $1.00 and consisting of one share of common stock and one warrant, exercisable at $1.25 per share maturing three years from issuance.  We had the option to prepay the Unsecured Convertible Promissory Note at any time prior to maturity with no penalty.   We had the option, but only at maturity, to repay the Unsecured Convertible Promissory Note in Units.  At September 30, 2008, we elected to repay in full the Unsecured Convertible Promissory note by issuing 1,100,000 Units.  As such, the balance of the Unsecured Convertible Promissory Note at December 31, 2009 and December 31, 2008 is zero.  Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, “Application of Issue No. 98-5 in Certain Convertible Instruments,” as codified by FASB ASC topic 470 (“ASC 470”).  we recorded $1,067,274 upon the issuance of the Unsecured Convertible Promissory Note attributable to the beneficial conversion feature as additional paid in capital.  The discount was amortized using the effective interest rate method over the term of the indebtedness.

9. PROMISSORY NOTE

On April 27, 2007, we purchased a truck to be used by our pumper in our Oklahoma properties by issuing a promissory note (the “Promissory Note”) to a bank secured by the truck.  The Promissory Note had a balance of $3,535 as of December 31, 2009 and matures October 27, 2010, has a variable interest rate of Prime plus 1.0%, and has monthly principal and interest payments totaling $366.  As of December 31, 2009, the interest rate on the Promissory Note was 4.25%.

10. COMMITMENTS AND CONTINGENCIES

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

The Company is not aware of any environmental claims existing as of December 31, 2009, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's property.

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

Future minimum rental payments required as of December 31, 2009 under operating leases are as follows by year:

Year	2010
2010	$46,950
2011	3,923
Totals	$50,873

Rental expense charged to operations totaled $53,093and $45,607 in 2009 and 2008, respectively.

LEGAL PROCEEDINGS

The Company is not a party to any litigation that has arisen in the normal course of its business and that of its subsidiaries.

11. DILUTIVE SECURITIES

As of December 31, 2009, Osage has outstanding dilutive securities consisted entirely of warrants issued in various financings.  A summary of such securities follows:

Underlying shares		Average Remaining
of Common Stock	Exercise Price	Contractual Life
3,612,500	$1.25	1.74 years

As of December 31, 2008, Osage had the following dilutive securities:

	Underlying shares		Average Remaining
	of Common Stock	Exercise Price	Contractual Life
	3,612,500	$1.25	2.74	years
	73,333	$1.50	0.20	years
	274,084	$2.40	0.43	years
	22,000	$3.00	0.45	years
Totals	3,981,917	$1.34	2.52	years

12. INCOME TAXES

The total provision for income taxes consists of the following in 2009 and 2008 (in thousands):

	Year Ended December 31,
	2009	2008
Current Taxes:
Federal	$-	$-
State	-	-
Foreign	-	570
	-	570

Deferred Taxes:
Federal	311	1,374
State	42	258
Foreign	-	-

Valuation Allowance	(353)	(2,202)
Totals	$-	$-

Following is a reconciliation of the Federal statutory rate to the effective income tax rate for 2009 and 2008:

	2009	2008
Computed tax provision at statutory Federal rates	-34%	-34%
Increase (decrease) in taxes resulting from:
State taxes, net of Federal income tax benefit	-6%	-6%
Nondeductible and other expenses	21%	10%
Valuation Allowance	19%	30%
	0%	0%

At December 31, 2009, the Company had net operating loss carry forwards of approximately $8.5 million which expire at various dates through 2029.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of Osage’s deferred tax assets and liabilities are as follows at December 31, 2009 and December 31, 2008 (in thousands):

	2009	2008
Deferred tax liability:

Net operating loss carry forward	$1,687	$1,380
Other	1,146	1,099

Valuation allowance	(2,833)	(2,479)
Net deferred tax liability	-	$-

The non-current portions of the deferred tax asset and the deferred tax liability accounts offset each other in the Company's consolidated balance sheet.

13. MAJOR CUSTOMERS

During 2009 and 2008, the Company had three customers that accounted for all of its sales.  In 2009, Pacific, Hocol and Sunoco accounted for 57%, 40% and 3%, respectively.  In 2008, Hocol, Pacific and Sunoco, each accounted for 57%, 35% and 8% of total revenues, respectively.

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

There are no legally restricted assets for the settlement of asset retirement obligations.  No income tax is applicable to the asset retirement obligation as of December 31, 2009 and 2008, because the Company records a valuation allowance on deductible temporary differences due to the uncertainty of its realization.  A reconciliation of the Company's asset retirement obligations from the periods presented is as follows:

	2009	2008
Beginning Balance	$18,203	$16,547
Incurred during the period
Additions for new wells	32,471
Accretion expense	5,068	1,656

Ending Balance	$55,742	$18,203

15. SUBSEQUENT EVENTS

Subsequent to year end, of the $142,500 of notes receivable at December 31, 2009, the Company extended the maturity date on $95,000 of the notes to December 31, 2011.  On January 30, 2010, the Company received and cancelled 1,000,000 shares of Common Stock that were issued to an investor pursuant to $47,500 of notes which were secured by 1,900,000 shares.  The Company is attempting to collect the additional 900,000 shares, which it will cancel upon receipt.

16. SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Petrotech Engineering, Ltd, and Reddy Petroleum Company prepared reserve estimates for the year-end reports for 2009 for the Cimarrona Property and Osage Property, respectively.  Management cautions that there are many inherent uncertainties in estimating proved reserve quantities and related revenues and expenses, and in projecting future production rates and the timing and amount of development expenditures. Accordingly, these estimates will change, as future information becomes available.

Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made.  Prices include consideration of changes in existing prices provided only by contractual agreements, but not on escalations based upon future conditions.

Proved developed reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", as codified by FASB ASC topic 932, requires disclosure of certain financial data for oil and gas operations and reserve estimates of oil and gas.  This information, presented here, is intended to enable the reader to better evaluate the operations of the Company.  All of the Company's oil and gas reserves are located in the United States and Colombia.

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 2009 and 2008 are as follows:

	2009			2008
	Colombia	USA	Combined	Colombia	USA	Combined
Proved Properties	2,091,908	$145,799	2,237,707	2,091,908	$145,799	2,237,707
Unproved properties being amortized			-			-
Unproved properties not being amortized	2,682,843		2,682,843	2,682,843		2,682,843
Capitalized asset retiremet costs		13,675	13,675		13,675	13,675
Accumulated depletion, depreciation,			-			-
amortization and valuation allowances	(157,549)	(8,589)	(166,138)	(157,549)	(8,589)	(166,138)
	$4,617,202	$150,885	$4,768,087	$4,617,202	$150,885	$4,768,087

Estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas, as well as changes in proved developed and undeveloped reserves during the past two years are indicated below:

	2009 Oil (BBLs)			2009 Gas (MMCF)
	Colombia	USA	Combined	Colombia	USA	Combined
Proved developed and undeveloped reserves:
Beginning of year	145,794	44,633	190,427	6,284		6,284
Revisions of previous estimates	355,920	81,258	437,178	2,820	200	3,020
Improved recovery			-			-
Purchases of Minerals in place			-			-
Extensions and discoveries			-			-
Production	(28,142)	(2,263)	(30,405)			-
Sales of minerals in place			-			-
End of year	473,572	123,628	597,200	9,104	200	9,304

Proved developed reserves:
Beginning of year	145,794	44,633	190,427	6,284	-	6,284
End of year	160,307	123,628	597,200	9,104	200	9,304

	2008 Oil (BBLs)			2008 Gas (MCF)
	Colombia	USA	Combined	Colombia	USA	Combined
Proved developed and undeveloped reserves:
Beginning of year		157,066	157,066		200	200
Revisions of previous estimates		(109,057)	(109,057)		(200)	(200)
Improved recovery			-			-
Purchases of Minerals in place	351,269		351,269	6,284		6,284
Extensions and discoveries			-			-
Production	(23,491)	(3,376)	(26,867)			-
Sales of minerals in place			-			-
End of year	327,778	44,633	372,411	6,284	-	6,284

Proved developed reserves:
Beginning of year	-	157,066	157,066	-	200	200
End of year	145,794	44,633	372,411	6,284	-	6,284

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

The Colombian reserves are attributable entirely to the Guaduas field, which we hold through our Cimarrona subsidiary, which owns 9.4% of the Guaduas field.  There are no reserves attributable to partnership or minority interests at December 31, 2009 or December 31, 2008.

The present value of estimated future net revenues of proved developed reserves, discounted at 10%, were as follows:

	2009			2008
	USA	Colombia	Combined	USA	Colombia	Combined
Proved developed and undeveloped reserves	$5,572,144	$7,679,000	$13,251,144	$717,906	$8,295,000	$9,012,906
(Present Value before income taxes)

Depletion, depreciation and accretion per equivalent unit of production was and $3.38 and $0.53 for 2009 and 2008 in the United States, respectively.  In Colombia, the depletion, depreciation and accretion per equivalent unit was and $0.97 and $0.55 in 2009 and 2008, respectively.

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

Costs incurred, both capitalized and expensed, for oil and gas property acquisition, exploration and development for the years ended December 31, 2009 and 2008 are as follows:

December 31, 2009	USA	Colombia	Combined
Property acquisition costs	-	-	-
Exploration costs		2,118,662	2,118,662
Development costs	7,645	363,852	371,497
Asset retirement costs	-	-	-

December 31, 2008	USA	Colombia	Combined
Property acquisition costs		2,090,345	2,090,345
Exploration costs		873,648	873,648
Development costs	42,622	299,699	342,321
Asset retirement costs	-	-	-

The results of operations for oil and gas producing activities for 2009 and 2008 were as follows:

	2009			2008
	USA	Colombia	Combined	USA	Colombia	Combined
Sales	92,155	1,114,988	1,207,143	245,451	1,760,643	2,006,094
Production Costs	118,653	749,800	868,453	112,965	710,632	823,597
Exploration Costs	-		-	-	-	-
Depletion, depreciation, amortization and valuation allowance	7,696	321,751	329,447	1,786	136,753	138,539

Income Tax Provision	(13,678)	17,375	3,697	52,280	365,303	417,583

Results of Operations from Production activities	(20,516)	26,062	5,546	78,420	547,955	626,375

The following information at December 31, 2009 and for 2009 and 2008, sets forth standardized measures of the discounted future net cash flows attributable to the Company's proved oil and gas reserves.

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

The following table presents the standardized measure of discounted estimated net cash flows relating to proved oil and gas reserves for 2009 and 2008:

	2009			2008
	USA	Colombia	Combined	USA	Colombia	Combined
Future cash inflows	8,784,999	10,925,000	19,709,999	1,854,501	20,251,810	22,106,311
Furture production costs	(1,209,737)	(4,037,000)	(5,246,737)	(645,502)	(7,930,310)	(8,575,812)
Future development costs	(175,000)	(92,000)	(267,000)	(250,000)	(1,305,110)	(1,555,110)
Future abanonment costs	(92,000)	(53,000)	(145,000)	(92,000)	(53,000)	(145,000)
Future income tax expenses	(2,923,305)	(2,697,200)	(5,620,505)	(346,800)	(4,385,356)	(4,732,156)

Future net cash flow	4,384,957	4,045,800	8,430,757	520,199	6,578,034	7,098,233
10% annual discount for estimated timing of cash flows	(1,058,414)	(1,137,300)	(2,195,715)	(130,778)	(1,856,386)	(1,987,165)
Standardized measure of discounted future net cash flow	3,326,543	2,908,500	6,235,043	389,421	4,721,648	5,111,069

The principal changes in the standardized measure of discounted future net cash flows during 2009 were as follows:

	2009
	USA	Colombia	Combined
Extensions			-
Revisions of previous estimates
Price changes	1,269,809	2,976,214	4,246,023
Quantity Changes	3,282,242	(624,784)	2,657,458
Changes in production rates, timing and other	867,723	(6,470,918)	(5,603,195)
Development costs incurred	(7,645)	(229,738)	(237,383)
Changes in estaimted future development costs	75,000	1,213,110	1,288,110
Purchase of Minterals in place
Sales of oil and gas, net of production costs	26,498	(365,188)	(338,690)
Accretion of discount			-
Net change in income taxes	(2,576,505)	1,688,156	(888,349)
Net increase/ (decrese)	2,937,122	(1,813,148)	1,123,974