Form 10-Q
period 2010-03-31
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2010-05-14
CIK 1405686

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to _________

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
 Yes ☒                 No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes ☐                 No ☒

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of May 13, 2010 was 45,359,775.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009

	2010	2009
ASSETS	(unaudited)

Current Assets:
Cash and cash equivalents	$1,197,664	$1,174,989
Accounts Receivable	11,590	156,211
Prepaid Expenses	21,110	37,380
Total Current Assets	1,230,364	1,368,580

Property and Equipment, at cost (Note 2):
Oil and gas properties and equipment	2,308,625	2,174,793
Capitalized asset retirement costs	46,146	46,146
Other property & equipment	48,205	48,205
	2,402,976	2,269,144
Less: accumulated depletion, depreciation and amortization	(647,913)	(557,287)
	1,755,063	1,711,857

Bank CD pledged for Bond	30,000	30,000

Total Assets	$3,015,427	$3,110,437

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$175,131	$221,398
Accrued Expenses	892,922	47,948
Current Maturity of Promissory Note (Note 6)	2,552	3,535
Total Current Liabilities	1,070,605	272,881

Liability for Asset Retirement Obligations (Note 10)	56,243	55,742
Total Liabilities	1,126,648	328,623

Commitments and Contingencies (Note 7)

Stockholders' Equity:
Common stock, $0.0001 par value, 190,000,000 shares authorized;	4,596	4,696
45,959,775 and 46,959,775 shares issued and outstanding
as of March 31, 2010 and December 31, 2009, respectively.

Additional-Paid-in-Capital	11,779,113	11,804,013
Stock Purchase Notes Receivable	(117,500)	(142,500)
Accumulated Deficit	(9,474,401)	(8,472,209)
Accumulated Other Comprehensive Loss - Currency Translation (Loss)	(303,229)	(412,186)
	1,888,579	2,781,814

Total Liabilities and Stockholders' Equity	$3,015,427	$3,110,437

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months March 31, 2010 and March 31, 2009 (unaudited)

	2010	2009

Operating Revenues
Oil Revenues	$317,470	$262,813
Pipeline Revenues	107,293	481,257
Total Operating Revenues	424,763	744,070

Operating Costs and Expenses
Operating Expenses	135,136	203,348
Asset Impairment	-	1,612,894
Depreciation, Depletion and Accretion	90,625	86,634
Stock Based Compensation Expense	-	37,493
General and Administrative Expenses	1,202,049	546,227
Total Operating Costs and Expenses	1,427,810	2,486,596

Operating (Loss)	(1,003,047)	(1,742,526)

Other Income (Expenses):
Interest Income	1,392	16,526
Interest Expense	(537)	(1,333)
(Loss) before Income Taxes	(1,002,192)	(1,727,333)

Provision for Income Taxes	-	-

Net (Loss)	(1,002,192)	(1,727,333)

Other Comprehensive (Loss)/Income, net of tax:
Foreign Currency Translation Adjustment	(15,344)	(306,931)
Other Comprehensive Income	(15,344)	(306,931)

Comprehensive (Loss)	$(1,017,536)	$(2,034,264)

Basic and Diluted Loss per Share	$(0.02)	$(0.04)

Weighted average number of common share
and common share equivalents used to
compute basic and dilluted Loss per Share	46,193,108	42,674,775

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010 and March 31, 2009 (unaudited)

	2010	2009
Cash flows from Operating Activities:
Net (Loss)	$(1,002,192)	$(1,727,333)
Adjustments to reconcile net (loss) to net cash (used) by operating activites:
Asset Impairment	-	1,612,894
Stock Based Compensation	-	7,493
Shares issued for services	-	30,000
Accretion of Asset Retirment Obligation	501	33,738
Provision for depletion, depreciation amortization and valuation allowance	90,625	86,634
Changes in operating assets and liabilities:
Decrease in accounts receivable	144,621	12,625
Decrease/(Increase) in other current assets	282	(360,992)
Decrease in prepaid expenses	15,987	17,996
Increase in accounts payable and accrued expenses	798,709	1,615,988
Net cash provided by operating activities	48,533	1,329,043

Cash flows from Investing Activities:
Increase in Asset Retirement Obligation	-	(32,471)
Investment in Bank CD pledged for Letter of Credit	-	(50,934)
Maturity of Bank CD pledged for Letter of Credit	-	145,632
Reimbursement by LEC for expenditures on phases 1 and 2 of Rosablanca	-	881,523
Investments in Oil & Gas Properties	(9,531)	(1,530,986)
Interest earned on Bank CD pledged for Letter of Credit	-	(732)
Payments (from) Colombian Trust Account	-	(389,619)
Net cash (used) by investing activities	(9,531)	(977,587)

Cash flows from Financing Activities:
Payments on Promissory Note	(983)	(453)
Net cash (used) by financing activities	(983)	(453)

Effect of exchange rate on cash and cash equivalents	(15,344)	(306,931)

Net increase in cash and cash equivalents	22,675	44,072

Cash and Cash equivalents beginning of period	1,174,989	988,508

Cash and Cash equivalents at end of period	$1,197,664	$1,032,580

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payment for Interest	$35	$67
Cash Payment for Income Taxes	-	-

Non-Cash Transactions:
Issuance of Shares to Lewis Energy Corporation	-	$420,000
Forgiveness of accounts payable to Lewis Energy Corporation	-	1,985,043
Issuance of Shares for Services	-	30,000
Cancellation of shares for notes receivable	$25,000	-

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (unaudited) and December 31, 2009

1. BASIS OF PRESENTATION

Osage Exploration and Development, Inc. (“Osage” or the “Company”) prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“USA”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K. These financial statements should be read together with the financial statements and notes in the Company’s 2009 Form 10-K filed with the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the USA were condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

The Company incurred significant losses in the last three years, as well as the three months ended March 31, 2010 and has an accumulated deficit of $9,474,401 at March 31, 2010 and $8,472,209 (audited) at December 31, 2009.  Substantial portions of the losses are attributable to asset impairment charges, stock based compensation, professional fees and interest expense.  The Company's operating plans require additional funds that may take the form of debt or equity financings. There is no assurance that additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management of our Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) attempting to increase our current production in the Osage and Cimarrona properties, (b) controlling overhead and expenses and (c) raising additional capital and/or obtaining financing.

There is no assurance the Company can accomplish these steps and it is uncertain the Company will achieve a profitable level of operations and obtain additional financing. There is no assurance that additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as codified by FASC ASC topic 810 (“ASC 810”) to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of ASC 810 did not have a material impact on its results of operations or financial position.

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

The Company did not have a provision for income taxes for 2010 or 2009.  Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its US operations for the current period.

2. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of March 31, 2010 and December 31, 2009:

	2010	2009
Properties subject to amortization	$2,308,625	$2,174,793
Properties not subject to amortization	-	-
Capitalized asset retirement costs	46,146	46,146

Accumulated depreciation and depletion	(613,114)	(490,918)

Oil & Gas Properties, Net	$1,741,657	$1,730,021

3. GEOGRAPHICAL INFORMATION

The following table sets forth revenues for the periods reported and assets by geographic location:

	Colombia	United States	Consolidated
March 31, 2010
Total Revenues	$388,528	$36,235	$424,763
% of Total	91.5%	8.5%	100.0%

Long Lived Assets	$1,605,895	$149,168	$1,755,063
% of Total	91.5%	8.5%	100.0%

March 31, 2009
Total Revenues	$726,255	$17,815	$744,070
% of Total	97.6%	2.4%	100.0%

Long Lived Assets	$1,646,965	$174,316	$1,821,281
% of Total	90.4%	9.6%	100.0%

4. COLOMBIAN TRUST ACCOUNTS

In September 2007, we entered into an agreement (the “Agreement”) with Gold Oil, Plc (“Gold”) and Empesa Petrolera de Servicios y Asesorias, S.A. (“EMPESA), whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the Agencia Nacional de Hidrocarburos (“ANH”) to Gold in September 2007.  In 2007, we (i) paid $1,200,000 to Gold representing funds that Gold had previously issued to a trust established by the ANH to use for drilling the first well for the Rosablanaca concession and (ii) issued a letter of credit of $144,000 for the benefit of Gold’s bank in Colombia representing the guarantee required by the ANH.  We were obligated to commence drilling on the first well by December 26, 2008, which we have done.  Under the terms of the concession agreement with the ANH, we are required to perform six phases, with each phase lasting 12 months.  We performed the first phase which was to drill the first well.  Each phase requires us to fund a new trust account and issue a letter of credit as well as perform certain tasks.  Phase 2 required an establishment of a trust account for $790,000, of which our share is $197,500, and an issuance of a letter of credit in the amount of $110,000, of which our share is $25,000 and obligated us to perform certain seismic work.  In the first quarter of 2009, we funded both the trust account and the letter of credit.  As we withdrew from the concession in 2009, we wrote off all of the remaining balance in the trust account in 2009.  Accordingly, the balance of the Colombian trust accounts was zero at March 31, 2010 and December 31, 2009.

5. BANK CD PLEDGED FOR LETTER OF CREDIT

In August 2007, we placed $144,000 in a certificate of deposit (“CD”) with a bank as collateral for the $144,000 letter of credit required by the ANH as more fully described in footnote 4 above.  In September 2008, we received an extension from ANH until December 26, 2008 to drill our first well and the CD was extended until March 25, 2009.  The letter of credit expired on March 25, 2009 and we redeemed the CD at that time.  Accordingly, the balance of this CD was zero at March 31, 2010 and December 31, 2009.

In March 2009, we placed the equivalent of $55,000 in a CD with a bank in Colombia as collateral for the $110,000 letter of credit required by the ANH for Phase 2 and then Lewis Energy Colombia, Inc. (“LEC”) reimbursed us $27,500 for its share, as more fully described in footnote 8 below.  Pursuant to the Termination Agreement described in footnote 8 below, we transferred the balance in this CD to Gold in the quarter ended September 30, 2009 and recorded an asset impairment charge of $31,419.  Accordingly, the balance of this CD was zero at March 31, 2010 and December 31, 2009.

6. PROMISSORY NOTE

On April 27, 2007, we purchased a truck to be used by our pumper in our Oklahoma properties by issuing a promissory note (the “Promissory Note”) to a bank secured by the truck.  The Promissory Note had a balance of $2,552 as of March 31, 2010 and matures October 27, 2010, has a variable interest rate of Prime plus 1.0%, and has monthly principal and interest payments totaling $366.  As of March 31, 2010, the interest rate on the Promissory Note was 4.25%.

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

The Company is not aware of any environmental claims existing as of March 31, 2010, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's property.

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

Future minimum rental payments required under operating leases through March 31, 2011 are $50,872.

Rental expense charged to operations totaled $13,454 in 2010 and $13,096 in 2010 and 2009, respectively.

LEGAL PROCEEDINGS

The Company is not a party to any litigation that has arisen in the normal course of its business and that of its subsidiaries.

The Company recorded an $860,937 charge in General and Administrative Expenses in 2010 as, in the first quarter of 2010, we were notified by Division de Impuestos y Actuanas Nacionales (“DIAN”), the Colombian tax authorities, that Cimarrona owes $860,937 for taxes assessed on its equity value relating to its operations in 2001 and 2003 prior to its ownership by us.  In order to compute the equity value the equity tax is assessed upon, Cimarrona subtracted the cost of its non-producing wells in 2001 and 2003.  However, DIAN’s position is that as long as the field is productive, Cimarrona should not have subtracted the cost of the non-producing wells.  The Company is appealing DIAN’s decision but has recorded a liability in the amount of $407,238 and $453,699 for the 2001 and 2003 years, respectively.  In the event the Company loses its appeal, it believes it may need to begin paying the 2001 taxes by the end of 2010 or the beginning of 2011 and the 2003 taxes by the end of 2011 or the beginning of 2012.  The Company believes that, in the event it loses its appeal, it may be able to make these tax payments over a three to seven year period.  On the other hand, the Company may have other remedies, including getting reimbursed by the entity which owned the field during 2001 and 2003.

8. EQUITY TRANSACTIONS

Lewis Energy Colombia, Inc.
In March 2009, we entered into an agreement with Lewis Energy Colombia, Inc., (the “LEC Agreement”), whereby LEC agreed to provide $3,500,000, to drill the first well and become operator of Rosablanca in return for a 50% assignment of our 50% operating interest in Rosablanca.  In addition, LEC was entitled to recoup two times its investment in the first well before Osage receives any cash flow from the first well.  The transaction was recorded in accordance with paragraph 47(c) SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” as codified in FASB ASC section 932-360-55.  Furthermore, as part of the LEC Agreement, we issued 5,250,000 shares of our Common Stock to an affiliate of LEC.  As a result of the LEC transaction, revenues and investments on all future wells in Rosablanca were to be allocated 40% to Gold, 25% to LEC, 25% to us and 10% to Empesa.    We recognized no gain or loss on the assignment of our interest.  In March 2009, we announced we completed testing on the first well without finding producible hydrocarbons in any of the zones evaluated.  In September 2009, we entered into a termination agreement (the “Termination Agreement”) with Gold, EMPESA and Lewis, whereby we and Lewis agreed to withdraw from the Rosablanca concession

9. MAJOR CUSTOMERS

Three customers accounted for all of our sales in 2010 and 2009.  Hocol, Pacific and Sunoco, each accounted for approximately 66%, 25% and 9%, respectively, of total revenues in 2010.  In 2009, Pacific, Hocol and Sunco, each accounted for approximately 65%, 33% and 2%, respectively, of total revenues in 2009.

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

There are no legally restricted assets for the settlement of asset retirement obligations.  A reconciliation of the Company's asset retirement obligations for the periods presented is as follows:

	March 31, 2010			December 31, 2009
	Colombia	United States	Combined	Colombia	United States	Combined
Beginning Balance	$35,719	$20,023	$55,742	$34,907	$19,568	$54,475
Incurred during the period	-	-	-		-	-
Additions for new wells	-	-	-	-	-	-
Accretion expense	-	501	501	812	455	1,267

Ending Balance	$35,719	$20,524	$56,243	$35,719	$20,023	$55,742

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In June 2007, we entered into the Agreement with Gold and Empesa, whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the ANH to Gold in June, 2007.  Under the Agreement, we are considered the operators of the concession and will pay all costs associated with drilling and testing of the first well on the Rosablanca project.  Revenues generated from the first well were to be allocated 50% to us, 40% to Gold and 10% to Empesa.  In March 2009, we entered into the LEC Agreement with LEC whereby LEC shall provide all of the capital required to drill the first well, up to a maximum of $3,500,000.  As part of the $3,500,000 maximum investment amount by LEC, LEC also agreed to reimburse us for certain amounts we have already spent on the first well.  Under the LEC Agreement, we assigned Lewis 50% of our 50% interest in the Rosablanca concession and have made LEC the operator.  In addition, LEC was entitled to recoup two times its investment in the first well before Osage receives any cash flow derived from the first well.  Furthermore, as part of the LEC Agreement, we issued 5,250,000 shares of our common stock to an affiliate of LEC.  As a result of the LEC transaction, revenues and investments on all future wells in Rosablanca will be allocated 40% to Gold, 25% to LEC, 25% to us and 10% to Empesa.    If any party doesn’t contribute its share of the costs, its revenue interest will automatically be transferred to the party that provides the capital.  On March 23, 2009, we announced we completed testing on the first well without finding producible hydrocarbons in any of the zones evaluated.  In September 2009, we entered into the Termination Agreement with Gold, EMPESA and Lewis, whereby we and Lewis withdrew from the Rosablanca concession.  Therefore, we wrote off our entire investment in the Rosablanca concession as of December 31, 2009.

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

We anticipate we will need to raise at least $1,000,000 to provide for requirements for the next twelve months.  At present, the revenues generated from our properties are only sufficient to cover field operating expenses and a small portion of our overhead.

We have undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing; (b) increasing our current production in the Osage and Cimarrona properties and (c) controlling overhead and expenses.

There is no assurance we will successfully accomplish these steps and it is uncertain we will achieve a profitable level of operations and/or obtain additional financing. There can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

Results of Operations

Three Months ended March 31, 2010 compared to Three Months ended March 31, 2009

	2010		2009		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Oil Sales	$317,470	74.7%	$262,813	35.3%	$54,657	20.8%
Pipeline Sales	107,293	25.3%	481,257	64.7%	(373,964)	-77.7%
Total Revenues	$424,763	100.0%	$744,070	100.0%	$(319,307)	-42.9%

Oil Sales

Oil Sales were $317,470, an increase of $54,657, or 20.8%, in 2010 compared to $262,813 in 2009.   The increase is primarily due to an increase in oil prices offset by decrease in unit sales in Colombia.  In Colombia, we sold 4,000 barrels (“BBLs”) at an average gross price of $72.86 in 2010, compared to 7,000 BBLs at an average gross price of $35.33 in 2009.  In the United States, we sold 653 BBLs at an average gross price of $73.62 in 2010 compared to 647 BBLs at an average gross price of $36.54 in 2009.

Pipeline Sales

Pipeline sales were $107,293, a decrease of $373,964, or 77.7% in 2010 compared to $481,257 in 2009 due to a substantial decrease in the number of barrels transported to approximately 0.67 million BBLs (our share was approximately 63,000 BBLs) in 2010 from 2.71 million BBLs (our share was approximately 255,000 BBLs) in 2009.    The Guaduas pipeline connects with the ODC pipeline (the “ODC Pipeline”) to transport oil to the port of Covenas in Colombia.  Beginning in 2010, the ODC Pipeline has been operating close to full capacity, and in certain weeks, at full capacity, which has severely restricted our ability to transport oil over our pipeline.  Until either conditions improve with the ODC Pipeline, or additional pipeline are built, we anticipate that pipeline sales will continue to decrease substantially.

Total Revenues

Total revenues were $424,763, a decrease of $319,307, or 42.9% in 2010 compared to $744,070 in 2009.  Pipeline sales accounted for 25.3% and 64.7% of total revenues in 2010 and 2009, respectively.

Production

	2010		2009		Increase/(Decrease)
	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
Colombia	4,940	88.3%	6,145	90.5%	(1,205)	-19.6%
United States	653	11.7%	647	9.5%	6	0.9%
Total	5,593	100.0%	6,792	100.0%	(1,199)	-17.7%

Production, net of royalties, was 5,593 BBLs, a decrease of 1,199 BBLs, or 17.7% in 2010 compared to 6,792 BBLs in 2009 primarily due to production decreases in Colombia.  Colombia production accounted for 88.3% and 90.5% of total production in 2010 and 2009, respectively.

Operating Costs and Expenses

	2010		2009		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Operating Expenses
Operating Expenses	$135,136	31.8%	$203,348	27.3%	$(68,212)	-33.5%
Asset Impairment	-	0.0%	1,612,894	216.8%	(1,612,894)	N/A
Stock Based Compensation Expense	-	0.0%	37,493	5.0%	(37,493)	-100.0%
Depreciation , Depletion and Accretion	90,625	21.3%	86,634	11.6%	3,991	4.6%
General & Administrative Expenses	1,202,049	283.0%	546,227	73.4%	655,822	120.1%
Total Operating Costs and Expenses	$1,427,810	336.1%	$2,486,596	334.2%	$(1,058,786)	-42.6%

Operating Expenses

Our operating expenses were $135,136 in 2010 compared to $203,348 in 2009, due primarily to a decrease in operating costs in Colombia.  Operating expenses as a percentage of total revenues increased to 31.9% in 2010 from 27.3% in 2009 as the decrease in revenues was much greater than the decrease in operating expenses.

Asset Impairment

No impairment charge was recorded in 2010.  We recorded an asset impairment charge of $1,612,894 in 2009 relating to our first well at Rosablanca as we found no producible hydrocarbons.

Stock Based Compensation Expense

We recorded no stock based compensation expense in 2010.  Stock based compensation in 2009 of $37,493 was comprised primarily of the value of shares issued to two consultants.  All shares were valued based on the stock price at the date of issuance.

General and Administrative Expenses

General and administrative expenses were $1,202,049 in 2010, a $655,822 increase or 120.1%, compared to $546,227 in 2009.  The increase is primarily due to $860,937 of Colombian equity taxes which were recorded in 2010, as more fully described in footnote 7 above.  Excluding the Colombian equity taxes, general and administrative expenses would have been $341,112 in 2010, a $205,115 decrease or 37.6% decrease compared to 2009, due primarily to a reduction in payroll costs in 2010 as compared to 2009 and lower general and administrative expenses in Colombia.  General and administrative expenses as a percentage of total revenues increased to 283.0% in 2010 from 73.4% in 2009.  Excluding the Colombian equity tax, general and administrative expenses as a percentage of total revenues would have been 80.3% due to the reduction in revenues.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $90,625 in 2010 and $86,634 in 2009.

Loss from Operations

Loss from operations was $1,003,047 and $1,742,526 in 2010 and 2009, respectively.   Loss from operations improved by $739,479 due primarily to the $1,612,894 asset impairment charge in 2009 compared to zero in 2010, the $205,114 decrease in general and administrative expenses, excluding equity tax, in 2010 compared to 2009, offset by the $860,937 of equity tax in recorded in 2010 compared to zero in 2009 and the $319,307 decrease in revenues in 2010 compared to 2009.

Interest Income, Net

Net interest income was $855 in 2010 compared to net interest income of $15,193 in 2009.

Provision for Income Taxes

Provision for income taxes was zero in 2010 and 2009.

Net Loss

Net loss was $1,002,192 and $1,727,333 in 2010 and 2009, respectively.   The $725,141 improvement in net loss is due primarily to the $739,479 improvement in loss from operations in 2010 compared to 2009.

Foreign Currency Translation Loss

Foreign currency translation loss was $15,344 and $306,931 in 2010 and 2009, respectively.  The Colombian Peso to Dollar Exchange Rate averaged 1,949 and 2,418 in 2010 and 2009, respectively and was 1,924 and 2,551 at March 31, 2010 and March 31, 2009.

Comprehensive Loss

Comprehensive loss was $1,017,536 and $2,034,264 in 2010 and 2009, respectively.    Comprehensive loss improved by $1,016,728 due primarily to the $739,479 improvement in net loss in 2010 compared to 2009 and the $291,587 improvement in foreign currency translation loss in 2010 compared to 2009.

Liquidity and Capital Resources

We had working capital of $159,759 compared to working capital of $1,095,699 at December 31, 2009.  Working capital at March 31, 2010 consisted primarily of $1,197,664 of cash, offset by $892,922 of accrued expenses and $175,131 of accounts payable.  Working capital at December 31, 2009 consisted primarily of $1,174,989 of cash and cash equivalents, offset by $221,398 of accounts payable and $47,948 of accrued expenses.  The large increase in accrued expenses in 2010 relates entirely to the Colombian equity tax as discussed in footnote 7.

At both March 31, 2010 and December 31, 2009, we had no debt on our balance sheet.  Since January 1, 2007, we have raised in excess of $6,000,000 in gross proceeds through various debt and equity financings, as well as partnership agreements.  We have used the majority of the net proceeds for costs related to our Rosablanca project in Colombia, as well as for working capital purposes.

Net cash provided by operating activities totaled $48,533 in 2010 compared to net cash provided by operating activities of $1,329,043 in 2009.  The major components of the net cash provided by operating activities in 2010 were the $798,709 increase in accounts payable and accrued expenses and the $144,621 decrease in accounts receivable, offset by the net loss of $1,002,192.  The major components of the net cash provided by operating activities in 2009 were the $1,612,894 asset impairment charge relating to our first well in Rosablanca, the $1,615,988 increase in accounts payable and accrued expenses, offset by the net loss of $1,727,333.

Net cash used by investing activities totaled $9,531 in 2010 compared to net cash used by investing activities of $977,587 in 2009.  Net cash used by investing activities in 2010 consisted entirely of $9,531 investment in oil and gas properties.  Net cash used in investing activities in 2009 consisted primarily of $1,530,986 investments in oil and gas properties and $389,619 payments made out of our Colombian trust accounts, offset by $881,523 received from LEC for the assignment of 50% of our Rosablanca concession.

Net cash used by financing activities totaled $983 and $453 in 2010 and 2009, respectively and consisted entirely of payments made on the Promissory Note.

Net operating revenues from our oil production are very sensitive to changes in the price of oil making it very difficult for management to predict whether or not we will be profitable in the future.

We conduct no product research and development.  Any expected purchase of significant equipment is directly related to drilling operations and the completion of successful wells.

We operate our Osage Property through independent contractors that operate producing wells for several small oil companies. Pacific Rubiales, owns 90.6% of the Guaduas field and is the operator.

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

We have no material exposure to interest rate changes.  We are subject to changes in the price of oil and exchange rates of the Colombian Peso, which are out of our control.  In our Osage property, we sold oil at prices ranging from $72.28 to $77.15 per barrel in 2010 compared to $32.35 to $41.09 per barrel in 2009.  In our Cimarrona property in Colombia, we sold oil at prices ranging from $71.33 to $74.95 per barrel in 2010 compared to $28.06 to $42.88 per barrel in 2009.  The Colombian Peso to Dollar Exchange Rate averaged approximately 1,949 and 2,418 in 2010 and 2009, respectively.  The Colombian Peso to Dollar Exchange Rate was approximately 1,923 and 2,551 at March 31, 2010 and March 31, 2009, respectively.

Oil and Gas Properties
We follow the "successful efforts" method of accounting for our oil and gas exploration and development activities, as set forth in the Statement of Financial Accounting Standards (SFAS) No. 19 as amended, issued by the Financial Accounting Standards Board as codified by FASC ASC topic 932 (“ASC 932”).  Under this method, we initially capitalize expenditures for oil and gas property acquisitions until they are either determined to be successful (capable of commercial production) or unsuccessful.  The carrying value of all undeveloped oil and gas properties is evaluated periodically and reduced if such carrying value appears to have been impaired.  Leasehold costs relating to successful oil and gas properties remain capitalized while leasehold costs which have been proven unsuccessful are charged to operations in the period the leasehold costs are proven unsuccessful.  Costs of carrying and retaining unproved properties are expensed as incurred.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis.  As of March 31, 2010, our oil production operations were conducted in Colombia and in the United States of America.  The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," as codified by FASC ASC topic 410 (“ASC 410”), we report a liability for any legal retirement obligations on our oil and gas properties. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset's inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010, utilizing a top-down, risk based approach described in SEC Release No. 34-55929 as suitable for smaller public companies.  Based on this assessment, management determined that the Company’s internal control over financial reporting as of March 31, 2010 is not effective.  Based on this assessment, management has determined that, as of March 31, 2010, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management's assessment was the lack of independent oversight by an audit committee of independent members of the Board of Directors. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Given the difficulty of finding qualified individuals who are willing to serve as independent directors, there has been no change in the audit committee.

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

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended  March 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

(a) None.

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

OSAGE EXPLORATION AND DEVELOPMENT, INC.
(Registrant)

Date: May 13, 2010	By:	/s/ Kim Bradford
Kim Bradford
President and Chief Executive Officer

Date: May 13, 2010	By:	/s/ Kim Bradford
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