Form 10-Q
period 2010-09-30
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2010-11-09
CIK 1405686

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                Yes   /X /                             No/  /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   /  /                             No/x /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   /  /     Accelerated Filer   /  /
Non-Accelerated Filer  /  /     Smaller Reporting Company  /x/

Indicate by check mark whether the registrant is a shell company (as defined in section 12b-2 of the Exchange Act)
Yes   /  /                             No/x /

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of November 8, 2010 was 46,649,775.

i

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY
  ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OSAGE EXPLORATION AND DEVELOMENT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$883,752	$1,174,989
Accounts receivable	9,868	156,211
Prepaid expenses	59,292	37,380
Total current assets	952,912	1,368,580

Property and equipment, at cost:
Oil and gas properties and equipment	2,401,666	2,174,793
Capitalized asset retirement costs	46,146	46,146
Other property & equipment	50,943	48,205
	2,498,755	2,269,144
Less: accumulated depletion, depreciation
and amortization	(824,689)	(557,287)
Property and equipment, net	1,674,066	1,711,857

Bank CD pledged for bond	30,000	30,000

Total assets	$2,656,978	$3,110,437

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$190,374	$221,398
Accrued expenses	964,074	47,948
Promissory note	552	3,535
Total current liabilities	1,155,000	272,881

Asset retirement obligations	57,245	55,742

Total liabilities	1,212,245	328,623

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, $0.0001 par value, 190,000,000 shares authorized;	4,665	4,696
46,649,775 and 46,959,775 shares issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively
Additional paid-in capital	11,795,844	11,804,013
Stock purchase notes receivable	(95,000)	(142,500)
Accumulated deficit	(10,031,550)	(8,472,209)
Accumulated other comprehensive loss -
currency translation loss	(229,226)	(412,186)
Total stockholders' equity	1,444,733	2,781,814

Total liabilities and stockholders' equity	$2,656,978	$3,110,437

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating revenues:
Oil	$376,555	$397,819	$1,068,373	$861,305
Pipeline	91,392	350,066	198,685	1,262,575
Total operating revenues	467,947	747,885	1,267,058	2,123,880

Operating costs and expenses:
Operating	169,644	265,133	458,657	696,241
General and administrative	429,877	449,520	2,062,222	1,521,308
Asset impairment	-	183,205	-	1,903,686
Depreciation and depletion	89,995	93,308	267,402	272,178
Stock based compensation	39,300	-	39,300	55,493
Total operating costs and expenses	728,816	991,166	2,827,581	4,448,906

Loss from operations	(260,869)	(243,281)	(1,560,523)	(2,325,026)

Other income/(expenses):
Interest income	546	4,014	2,756	28,241
Interest expense	(513)	(1,333)	(1,574)	(4,009)
Loss before income taxes	(260,836)	(240,600)	(1,559,341)	(2,300,794)

Provision for income taxes	-	-	-	-

Net Loss	$(260,836)	$(240,600)	$(1,559,341)	$(2,300,794)

Other comprehensive income:
Foreign currency translation adjustment	75,015	29,840	182,959	230,328

Comprehensive Loss	$(185,821)	$(210,760)	$(1,376,382)	$(2,070,466)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.05)

Weighted average number of common share
and common share equivalents used to
compute basic and dilluted loss per share	45,599,449	46,959,775	45,875,709	45,395,489

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,559,341)	$(2,300,794)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activites:
Asset impairment	-	1,903,686
Stock based compensation	-	7,493
Shares issued for services	39,300	48,000
Accretion of asset retirment obligations	1,503	36,272
Provision for depletion, depreciation and amortization	267,402	272,178
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	146,343	(13,900)
Decrease/(increase) in prepaid expenses	(21,912)	121,525
Increase in accounts payable and accrued expenses	885,103	447,347
Net cash (used in)/provided by operating activities	(241,602)	521,807

Cash flows from investing activities:
Increase in asset retirement obligations	-	(32,471)
Pipeline reimbursement by operator	154,289	797,483
Investment in bank CD pledged for letter of credit	-	(49,453)
Maturity of bank CD pledged for letter of credit	-	145,632
Proceeds from assignment of 50% of Rosablanca	-	912,164
Investments in oil and gas properties	(120,051)	(1,713,949)
Investment in non oil and gas assets	(2,738)	-
Interest earned on Bank CD pledged for letter of credit	-	(1,535)
Payments from Colombian trust account	-	(400,408)
Net cash provided by/ (used in) investing activities	31,500	(342,537)

Cash flows from financing activities:
Payments on promissory note	(2,983)	(2,348)
Net cash used in financing activities	(2,983)	(2,348)

Effect of exchange rate on cash and cash equivalents	(78,152)	45,529

Net (decrease)/increase in cash and cash equivalents	(291,237)	222,451

Cash and Cash equivalents, beginning of period	1,174,989	988,508

Cash and Cash equivalents, end of period	$883,752	$1,210,959

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$71	$208
Cash payments for income taxes	$-	$-

Non-cash transactions:
Forgiveness of accounts payable by LEC	$-	$1,985,043
Forgiveness of joint operating account by Pacific	$-	$799,007
Issuance of shares to LEC in conjunction with the LEC Agreement	$-	$420,000
Forgiveness of accounts payable by various vendors relating to Rosablanca	$-	$124,306
Cancellation of shares for notes receivable	$47,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (unaudited) and December 31, 2009

1. BASIS OF PRESENTATION

Osage Exploration and Development, Inc. (“Osage”, “We”, or the “Company”) prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“USA”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K. These financial statements should be read together with the financial statements and notes in the Company’s 2009 Form 10-K filed with the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the USA were condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

The Company incurred significant losses in the last three years, as well as the nine months ended September 30, 2010 and has an accumulated deficit of $10,031,550 at September 30, 2010 and $8,472,209 (audited) at December 31, 2009.  Substantial portions of our losses are attributable to asset impairment charges, stock based compensation, professional fees, Colombian equity tax for our Cimarrona property and interest expense.  The Company's operating plans require additional funds that may take the form of debt or equity financings. There is no assurance that additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Recent Pronouncements

In June 2009, the FASB issued Financial Accounting Standard No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“FAS 168”).  In addition, in September 2009, the FASB issued Accounting Standards Update No. 2009-01, “Topic 205 – Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU 2009-1”). Both FAS 168 and ASU 2009-1 recognize the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP to be utilized by nongovernmental entities. FAS 168 and ASU 2009-1 are effective for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

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

2. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of September 30, 2010 and December 31, 2009:

	2010	2009
Oil and gas properties and equipment	$2,401,666	$2,174,793
Capitalized asset retirement costs	46,146	46,146
Accumulated depreciation and depletion	(785,169)	(526,124)

Oil & Gas Properties, Net	$1,662,643	$1,694,815

Depreciation and depletion expense for oil and gas properties totaled $87,649 and $259,045 for the three and nine month ended September 30, 2010, respectively.   Depreciation and depletion expense for oil and gas properties totaled $89,751 and $261,679 for the three and nine months ended September 30, 2009, respectively.

3. GEOGRAPHICAL INFORMATION

The following table sets forth revenues and assets for the periods reported by geographic location:

	Revenues for the Three		Revenues for the Three
	Months ended September 30, 2010		Months ended September 30, 2009
	Amount	% of Total	Amount	% of Total
Colombia	$443,253	94.7%	$716,571	95.8%
United States	24,694	5.3%	31,314	4.2%
Total	$467,947	100.0%	$747,885	100.0%

	Revenues for the Nine		Revenues for the Nine
	Months ended September 30, 2010		Months ended September 30, 2009
	Amount	% of Total	Amount	% of Total
Colombia	$1,188,620	93.8%	$2,049,626	96.5%
United States	78,438	6.2%	74,254	3.5%
Total	$1,267,058	100.0%	$2,123,880	100.0%

	Long Lived Assets at		Long Lived Assets at
	September 30, 2010		December 31, 2009
Colombia	$1,525,230	91.1%	$1,555,604	90.9%
United States	148,836	8.9%	156,253	9.1%
Total	$1,674,066	100.0%	$1,711,857	100.0%

4. COLOMBIAN TRUST ACCOUNTS

In September 2007, we entered into an agreement (the “Agreement”) with Gold Oil, Plc (“Gold”) and Empesa Petrolera de Servicios y Asesorias, S.A. (“EMPESA), whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the Agencia Nacional de Hidrocarburos (“ANH”) to Gold in June 2007.  In 2007, we (i) paid $1,200,000 to Gold representing funds that Gold had previously issued to a trust established by the ANH to use for drilling the first well in the Rosablanaca concession and (ii) issued a letter of credit of $144,000 for the benefit of Gold’s bank in Colombia representing the guarantee required by the ANH.  We were obligated to commence drilling the first well by December 26, 2008, which we did.  Under the terms of the concession agreement with the ANH, we are required to perform six phases, with each phase lasting 12 months.  We performed the first phase, which was to drill the first well.  Each phase requires us to fund a new trust account and issue a letter of credit as well as perform certain tasks.  Phase 2 required an establishment of a trust account for $790,000, of which our share was $197,500, and an issuance of a letter of credit in the amount of $110,000, of which our share was $25,000 and obligated us to perform certain seismic work.  In the first quarter of 2009, we funded both the trust account and the letter of credit.  We withdrew from the concession in 2009 and therefore wrote off all of the remaining balance in the trust account in 2009.  Accordingly, the balance of the Colombian trust accounts was zero at September 30, 2010 and December 31, 2009.

5. BANK CD PLEDGED FOR LETTER OF CREDIT

In August 2007, we placed $144,000 in a certificate of deposit (“CD”) with a bank as collateral for the $144,000 letter of credit required by the ANH as more fully described in footnote 4 above.  In September 2008, we received an extension from ANH until December 26, 2008 to drill our first well and the CD was extended until March 25, 2009.  The letter of credit expired on March 25, 2009 and we redeemed the CD at that time.  Accordingly, the balance of this CD was zero at September 30, 2010 and December 31, 2009.

In March 2009, we placed the equivalent of $55,000 in a CD with a bank in Colombia as collateral for the $110,000 letter of credit required by the ANH for Phase 2 and then Lewis Energy Colombia, Inc. (“LEC”) reimbursed us $27,500 for its share, as more fully described in footnote 8 below.  Pursuant to the Termination Agreement described in footnote 8 below, we transferred the balance in this CD to Gold in the quarter ended September 30, 2009 and recorded an asset impairment charge of $31,419.  Accordingly, the balance of this CD was zero at September 30, 2010 and December 31, 2009.

6. BANK CD PLEDGED FOR BOND

We maintain three certificates of deposits (“CD”), each for $10,000, with a bank in Oklahoma, which comprise the escrow arrangement with the Osage Indian Agency for our Osage, Oklahoma property.  The balance in the CDs was $30,000 at September 30, 2010 and December 31, 2009.

7. PROMISSORY NOTE

On April 27, 2007, we purchased a truck to be used by our pumper in our Oklahoma property by issuing a promissory note (the “Promissory Note”) to a bank secured by the truck.  The Promissory Note matured October 27, 2010, had a variable interest rate of Prime plus 1.0% (4.25% as of September 30, 2010) and monthly principal and interest payments totaling $366.   The Promissory Note, which has now been paid off, had a balance of $552 and $3,535 at September 30, 2010 and December 31, 2009, respectively.

8. COMMITMENTS AND CONTINGENCIES

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

The Company is not aware of any environmental claims existing as of September 30, 2010 that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's property.

LAND RENTALS AND OPERATING LEASES

In February 2008, the Company entered into a 36 month lease for its corporate offices in San Diego.  The lease was initially for $3,682 per month for the first year, increasing to $3,800 and $3,923 in the second and third years respectively.  The lease is guaranteed by Mr. Kim Bradford, our President and Chief Executive Officer.  No compensation was given to Mr. Bradford for his guarantee. In addition, the Company is responsible for all operating expenses and utilities.  Outside of the San Diego lease, the Company’s Oklahoma office and all equipment leased are under month-to-month operating leases.

Future minimum rental payments required through September 30, 2011 under operating leases are $15,691.

Rental expense charged to operations totaled $14,400 and $41,555 for the three and nine months ended September 30, 2010, respectively, and $13,332 and $39,760 for the three and nine months ended September 30, 2009, respectively.

LEGAL PROCEEDINGS

We are not a party to, or the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to our business.

The Company recorded an $860,937 charge in general and administrative Expenses in 2010 as, in the first quarter of 2010, we were notified by Division de Impuestos y Actuanas Nacionales (“DIAN”), the Colombian tax authorities, that Cimarrona owes this amount for taxes assessed on its equity value relating to its operations in 2001 and 2003 prior to its ownership by us.  In order to compute the equity value the equity tax is assessed upon, Cimarrona subtracted the cost of its non-producing wells in 2001 and 2003.  However, DIAN’s position is that as long as the field is productive, Cimarrona should not have subtracted the cost of the non-producing wells.  The Company is appealing DIAN’s decision but recorded an $860,937 expense, comprised of $407,238 for 2001 and $453,699 for the 2003.  In the event the Company loses its appeal, it believes it may need to begin paying the 2001 taxes by the end of 2010 and the 2003 taxes by the end of 2011.  The Company believes that, in the event it loses its appeal, it may be able to make these tax payments over a three to five year period.

9. EQUITY TRANSACTIONS

Lewis Energy Colombia, Inc.
In March 2009, we entered into an agreement with Lewis Energy Colombia, Inc. (the “LEC Agreement”), whereby LEC agreed to provide $3,500,000 to drill the first well and become operator of Rosablanca for a 50% assignment of our 50% operating interest in Rosablanca.  In addition, LEC was entitled to recoup two times its investment in the first well before Osage receives any cash flow from the first well.  The transaction was recorded in accordance with paragraph 47(c) SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” as codified in FASB ASC section 932-360-55.  Furthermore, as part of the LEC Agreement, we issued 5,250,000 shares of our Common Stock to an affiliate of LEC.  As a result of the LEC transaction, revenues and investments on all future wells in Rosablanca were to be allocated 40% to Gold, 25% to LEC, 25% to us and 10% to Empesa.  We recognized no gain or loss on the assignment of our interest.  In March 2009, we announced we completed testing on the first well without finding producible hydrocarbons in any of the zones evaluated.  In September 2009, we entered into a termination agreement (the “Termination Agreement”) with Gold, EMPESA and Lewis, whereby we and Lewis agreed to withdraw from the Rosablanca concession.

Notes Receivable
In January 2010 and June 2010, we cancelled 1,000,000 and 900,000 shares, respectively, relating to a note receivable of $47,500 collateralized by 1,900,000 shares.

10. MAJOR CUSTOMERS

The following table sets forth revenues by customer for the periods reported:

	Three Months ended		Three Months ended
	September 30, 2010		September 30, 2009
	Amount	% of Total	Amount	% of Total
HOCOL	$351,861	75.2%	$366,505	49.0%
Pacific	91,392	19.5%	$350,066	46.8%
Sunoco	24,694	5.3%	$31,314	4.2%
Total	$467,947	100.0%	$747,885	100.00%

	Nine Months ended		Nine Months ended
	September 30, 2010		September 30, 2009
	Amount	% of Total	Amount	% of Total
HOCOL	$989,935	78.1%	$787,051	37.1%
Pacific	198,685	15.7%	1,262,575	59.4%
Sunoco	78,438	6.2%	74,254	3.5%
Total	$1,267,058	100.0%	$2,123,880	100.0%

11. ASSET RETIREMENT OBLIGATIONS

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

There are no legally restricted assets for the settlement of asset retirement obligations.  A reconciliation of the Company's asset retirement obligations for the periods presented is as follows:

	September 30, 2010			December 31, 2009
	Colombia	United States	Combined	Colombia	United States	Combined
Beginning Balance	$35,719	$20,023	$55,742	$-	$18,203	$18,203
Additions for new wells	-	-	-	32,471	-	32,471
Accretion expense	-	1,503	1,503	3,248	1,820	5,068

Ending Balance	$35,719	$21,526	$57,245	$35,719	$20,023	$55,742

12. INCOME TAX PROVISION

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

In September 2007, we entered into the Agreement with Gold and Empesa, whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the ANH to Gold in June, 2007.  Under the Agreement, we were considered the operators of the concession and were to pay all costs associated with drilling and testing of the first well on the Rosablanca project.  Revenues generated from the first well were to be allocated 50% to us, 40% to Gold and 10% to Empesa.  In March 2009, we entered into the LEC Agreement with LEC whereby LEC agreed to provide all of the capital required to drill the first well, up to a maximum of $3,500,000.  As part of the $3,500,000 maximum investment amount by LEC, LEC also agreed to reimburse us for certain amounts we have already spent on the first well.  Under the LEC Agreement, we assigned LEC 50% of our 50% interest in the Rosablanca concession and made LEC the operator.  In addition, LEC was entitled to recoup two times its investment in the first well before we receive any cash flow derived from the first well.  Furthermore, as part of the LEC Agreement, we issued 5,250,000 shares of our common stock to an affiliate of LEC.  As a result of the LEC transaction, revenues and investments on all future wells in Rosablanca will be allocated 40% to Gold, 25% to LEC, 25% to us and 10% to Empesa.    The LEC Agreements provides that if any party doesn’t contribute its share of the costs, its revenue interest will automatically be transferred to the party that provides the capital.  In March 2009, we announced we completed testing on the first well without finding producible hydrocarbons in any of the zones evaluated.  In September 2009, we entered into the Termination Agreement with Gold, EMPESA and Lewis, whereby we and Lewis withdrew from the Rosablanca concession.  Therefore, we wrote off our entire investment in the Rosablanca concession as of December 31, 2009.

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

The Cimarrona property, but not the pipeline, is subject to an Ecopetrol Association Contract (the “Association Contract”) whereby we pay Ecopetrol S.A. (“Ecopetrol”) royalties of 20% of the oil produced.  The royalty amount is paid in oil.  In addition to the royalty, according to the Association Contract, Ecopetrol may, for no consideration, become a 50% partner, once an audit of revenues and expenses indicate that the partners in the Association Contract have a received a 200% reimbursement of all historical costs to develop and operate the Guaduas field.  We believe that Ecopetrol could become a 50% partner in 2010 which would effectively reduce our cash flows from the field by 50%.  In addition, in 2022, the Association Contract with Ecopetrol terminates, at which time we will have no economic interest remaining in this property.  The property and the pipeline are both operated by Pacific, which owns 90.6% of the Guaduas field.  Pipeline revenues generated from Cimarrona primarily relate to transportation costs charged to third party oil producers, including Pacific.

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

Results of Operations

Three Months ended September 30, 2010 compared to September 30, 2009

	2010		2009		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Oil sales	$376,555	80.5%	$397,819	53.2%	$(21,264)	-5.3%
Pipeline Sales	91,392	19.5%	350,066	46.8%	(258,674)	-73.9%
Total revenues	$467,947	100.0%	$747,885	100.0%	$(279,938)	-37.4%

Oil Sales

Oil sales were $376,555, a decrease of $21,264, or 5.3%, in 2010 compared to $397,819 in 2009.   The decrease is primarily due to a decrease in unit sales in Colombia offset by increased oil prices received.  In Colombia, we sold 5,000 barrels (“BBLs”) at an average gross price of $72.92 in 2010, compared to 6,000 BBLs at an average gross price of $64.30 in 2009.  In the United States, we sold 447 BBLs at an average gross price of $71.90 in 2010 compared to 652 BBLs at an average gross price of $63.71 in 2009.

Pipeline Sales

Pipeline sales were $91,392, a decrease of $258,674, or 73.9%, in 2010 compared to $350,066 in 2009.   The Guaduas pipeline connects with the ODC pipeline (the “ODC Pipeline”) to transport oil to the port of Covenas in Colombia.  Beginning in early 2010, the ODC Pipeline has been operating close to full capacity, and during the second quarter of 2010, the pipeline operated at full capacity which has severely restricted our ability to transport oil over our pipeline.  Conditions appear to have improved, although we anticipate that pipeline sales will remain significantly below the 2009 levels.   In 2010, the pipeline transported approximately 0.56 million BBLs (our share was approximately 53,000) while in 2009, the pipeline transported approximately 2.23 million BBLs (our share was approximately 210,000).

Total Revenues

Total revenues were $467,947, a decrease of $279,938, or 37.4%, in 2010 compared to $747,885 in 2009.  Oil sales accounted for 80.5% and 53.2% of total revenues in 2010 and 2009, respectively.

Production

	2010		2009		Increase/(Decrease)
	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
Colombia	4,220	90.0%	5,190	88.8%	(970)	-18.7%
United States	467	10.0%	652	11.2%	(185)	-28.4%
Total	4,687	100.0%	5,842	100.0%	(1,155)	-19.8%

Production, net of royalties, was 4,687 BBLs, a decrease of 1,155 BBLs, or 19.8%, in 2010 compared to 5,842 BBLs in 2009 primarily due to production decreases in Colombia.  Colombia production accounted for 90.0% and 88.8% of total production in 2010 and 2009, respectively.

Operating Costs and Expenses

	2010		2009		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Operating	$169,644	36.3%	$265,133	35.5%	$(95,489)	-36.0%
General & administrative	429,877	91.9%	449,520	60.1%	(19,643)	-4.4%
Asset impairment	-	0.0%	183,205	24.5%	(183,205)	N/A
Depreciation and depletion	89,995	19.2%	93,308	12.5%	(3,313)	-3.6%
Stock based compensation	39,300	8.4%	-	0.0%	39,300	N/A
Total operating costs and expenses	$728,816	155.7%	$991,166	132.5%	$(262,350)	-26.5%

Operating Loss	(260,869)	-55.7%	(243,281)	-32.5%	(17,588)	7.2%

Other Income/(Expenses)	33	0.0%	2,681	0.4%	(2,648)	(98.8%)

Net Loss	(260,836)	-55.7%	(240,600)	-32.2%	(20,236)	(8.4%)

Comprehensive Loss	$(185,821)	-39.7%	$(210,760)	28.2%	$24,939	11.8%

Operating Expenses

Operating expenses were $169,644 in 2010, a $95,489 decrease, or 36.0%, compared to $265,133 in 2009.  The decrease is due primarily to a decrease in operating costs in Colombia from lower production and reduced pipeline activity.  Operating expenses as a percentage of total revenues increased to 36.3% in 2010 from 35.5% in 2009 as the decrease in revenues exceeded the decrease in operating expenses.

General and Administrative Expenses

General and administrative expenses were $429,877 in 2010, a $19,643 decrease, or 4.4%, compared to $449,520 in 2009.  The decrease is primarily due to lower general and administrative expenses in Colombia and a reduction in insurance expense in the U.S.  General and administrative expenses as a percentage of total revenues increased to 91.9% in 2010 from 60.1% in 2009 as the decrease in revenues exceeded the decrease in general and administrative expenses.

Asset Impairment

No asset impairment charge was recorded in 2010.  We recorded an asset impairment charge of $183,205 in 2009 relating to our first well at Rosablanca as we found no producible hydrocarbons.

Stock Based Compensation Expense

Stock based compensation expense was $39,300 in 2010 compared to zero in 2009.  Stock based compensation in 2010 consisted of the value of shares issued to an officer, a new board member and a consultant.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $89,995 in 2010 and $93,308 in 2009.  The decrease in 2010 is due primarily to decreased depletion expense resulting from lower oil production.

Loss from Operations

Loss from operations was $260,869 and $243,281 in 2010 and 2009, respectively.   Loss from operations decreased by $17,588 due primarily to the $279,938 decrease in revenues in 2010 compared to 2009, offset by the $183,205 decrease in asset impairment charge in 2010 compared to 2009 and the $95,489 decrease in operating expenses in 2010 compared to 2009.

Interest Income, Net

Net interest income was $33 in 2010 compared to net interest income of $2,681 in 2009, due to lower cash balances and lower interest rates earned on money in banks in 2010 as compared to 2009.

Provision for Income Taxes

Provision for income taxes was zero in 2010 and 2009.

Net Loss

Net loss was $260,836 and $240,600 in 2010 and 2009, respectively.  The $20,236 decrease in net loss is due primarily to the $17,588 decrease in loss from operations in 2010 compared to 2009.

Foreign Currency Translation Gain

Foreign currency translation gain was $75,015 in 2010 compared to a foreign currency translation gain of $29,840 in 2009.  The Colombian Peso to Dollar Exchange Rate averaged 1,833 and 2,016 in 2010 and 2009, respectively and was 1,803 and 1,937 at September 30, 2010 and September 30, 2009, respectively.

Comprehensive Loss

Comprehensive loss was $185,821 in 2010 compared to a comprehensive loss of $210,760 in 2009.  Comprehensive loss improved by $24,939 due primarily to the $45,175 increase in foreign currency translation gain in 2010 compared to 2009.

Nine Months ended September 30, 2010 compared to September 30, 2009

Nine Months
	2010		2009		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Oil sales	$1,068,373	84.3%	$861,305	40.6%	$207,068	24.0%
Pipeline sales	198,685	15.7%	1,262,575	59.4%	(1,063,890)	-84.3%
Total revenues	$1,267,058	100.0%	$2,123,880	100.0%	$(856,822)	-40.3%

Oil Sales

Oil sales were $1,068,373, an increase of $207,068, or 24.0%, in 2010 compared to $861,305 in 2009.   The increase is primarily due to an increase in oil prices, offset by a decrease in unit sales in Colombia.  In Colombia, we sold 14,000 barrels (“BBLs”) at an average gross price of $73.27 in 2010, compared to 17,000 BBLs at an average gross price of $48.75 in 2009.  In the United States, we sold 1,442 BBLs at an average gross price of $72.13 in 2010 compared to 1,934 BBLs at an average gross price of $50.92 in 2009.

Pipeline Sales

Pipeline sales were $198,685, a decrease of $1,063,890, or 84.3%, in 2010 compared to $1,262,575 in 2009.   The Guaduas pipeline connects with the ODC pipeline (the “ODC Pipeline”) to transport oil to the port of Covenas in Colombia.  Beginning in early 2010, the ODC Pipeline has been operating close to full capacity, and during the second quarter of 2010, the pipeline operated at full capacity which has severely restricted our ability to transport oil over our pipeline.  Beginning in the third quarter of 2010, conditions appear to have improved, although we anticipate that pipeline sales will remain significantly below the 2009 levels.   In 2010, the pipeline transported approximately 1.23 million BBLs (our share was approximately 115,000) while in 2009, the pipeline transported approximately 7.54 million BBLs (our share was approximately 709,000).

Total Revenues

Total revenues were $1,267,058, a decrease of $856,822, or 40.3%, in 2010 compared to $2,123,880 in 2009.  Oil sales accounted for 84.3% and 40.6% of total revenues in 2010 and 2009, respectively.

Production

	2010		2009		Increase/(Decrease)
	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
Colombia	13,748	90.5%	17,188	89.9%	(3,440)	-20.0%
United States	1,442	9.5%	1,934	10.1%	(492)	-25.4%
Total	15,190	100.0%	19,122	100.0%	(3,932)	-20.6%

Production, net of royalties, was 15,190 BBLs, a decrease of 3,392 BBLs, or 20.6% in 2010 compared to 19,122 BBLs in 2009 primarily due to production decreases in Colombia.  Colombia production accounted for 90.5% and 89.9% of total production in 2010 and 2009, respectively.

Operating Costs and Expenses

	2010		2009		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Operating	$458,657	36.2%	$696,241	32.8%	$(237,584)	-34.1%
General & administrative	2,062,222	162.8%	1,521,308	71.6%	540,914	35.6%
Asset impairment	-	0.0%	1,903,686	89.6%	(1,903,686)	N/A
Depreciation and depletion	267,402	21.1%	272,178	12.8%	(4,776)	-1.8%
Stock based compensation	39,300	3.1%	55,493	2.6%	(16,193)	-29.2%
Total Operating costs and expenses	$2,827,581	223.2%	$4,448,906	209.5%	$(1,621,325)	-36.4%

Operating Loss	(1,560,523)	-123.2%	(2,325,026)	-109.5%	764,503	-32.9%

Other lncome/(Expenses)	1,182	0.1%	24,232	1.1%	(23,050)	-95.1%

Net Loss	(1,559,341)	-123.1%	(2,300,794)	-108.3%	741,453	-32.2%

Comprehensive Loss	$(1,376,382)	-108.6%	$(2,070,466)	-97.5%	$694,084	-33.5%

Operating Expenses

Operating expenses were $458,657 in 2010, a $237,584 decrease or 34.1%, compared to $696,241 in 2009.  The decrease is due primarily to a decrease in operating costs in Colombia from lower production and reduced pipeline activity Operating expenses as a percentage of total revenues increased to 36.2% in 2010 from 32.8% in 2009 as the decrease in revenues exceeded the decrease in operating expenses.

General and Administrative Expenses

General and administrative expenses were $2,062,222 in 2010, a $540,914 increase, or 35.6%, compared to $1,521,308 in 2009.  The increase is primarily due to $860,937 of Colombian equity taxes which were recorded in 2010, as more fully described in footnote 7 above.  Excluding the Colombian equity taxes, general and administrative expenses would have been $1,201,285 in 2010, a $320,023 decrease or 26.6%, compared to 2009, due primarily to a reduction in payroll costs in 2010 as compared to 2009 and lower general and administrative expenses in Colombia.  General and administrative expenses as a percentage of total revenues increased to 162.8% in 2010 from 71.6% in 2009.  Excluding the Colombian equity tax, general and administrative expenses as a percentage of total revenues would have been 94.8%.

Asset Impairment

No impairment charge was recorded in 2010.  We recorded an asset impairment charge of $1,903,686 in 2009 relating to our first well at Rosablanca as we found no producible hydrocarbons.

Stock Based Compensation Expense

Stock based compensation expense was $39,300 in 2010 and $55,493 in 2009.  2010 stock based compensation consisted of shares issued to an officer, a new board member and a consultant, while 2009 stock based compensation expense consisted primarily of the amortization of the value of shares, originally issued to employees in 2006.  All shares were valued based on the stock price at the date of issuance.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $267,402 in 2010 and $272,178 in 2009.

Loss from Operations

Loss from operations was $1,560,523 and $2,325,026 in 2010 and 2009, respectively.   Loss from operations improved by $764,503 due primarily to the $1,903,686 asset impairment charge in 2009 compared to zero in 2010, the $237,584 decrease in operating expenses, offset by the $856,822 decrease in revenues in 2010 compared to 2009 and the $860,937 Colombian equity taxes recorded in 2010 compared to zero in 2009.

Interest Income, Net

Net interest income was $1,182 in 2010 compared to net interest income of $24,232 in 2009, due to lower cash balances and lower interest rates earned on money in banks in 2010 as compared to 2009.

Provision for Income Taxes

Provision for income taxes was zero in 2010 and 2009.

Net Loss

Net loss was $1,559,341 and $2,300,794 in 2010 and 2009, respectively.   The $741,453 improvement in net loss is due primarily to the improvement in loss from operations in 2010 compared to 2009.

Foreign Currency Translation Gain

Foreign currency translation gain was $182,959 in 2010 compared to a foreign currency translation gain of $230,328 in 2009.  The Colombian Peso to Dollar Exchange Rate averaged 1,911 and 2,060 in 2010 and 2009, respectively and was 1,803 and 1,937 at September 30, 2010 and September 30, 2009, respectively.

Comprehensive Loss

Comprehensive loss was $1,376,382 in 2010 compared to a comprehensive loss of $2,070,466 in 2009.  Comprehensive loss improved by $694,084 due primarily to the $764,503 improvement in loss from operations in 2010 compared 2009.

Liquidity and Capital Resources

We had a working capital deficit of $202,088 compared to working capital of $1,095,699 at December 31, 2009.  Working capital at September 30, 2010 consisted primarily of $883,752 of cash and cash equivalents and $59,292 of prepaid expenses, offset by $964,074 of accrued expenses and $190,374 of accounts payable.  Working capital at December 31, 2009 consisted primarily of $1,174,989 of cash and cash equivalents and $156,211 of accounts receivable, offset by $221,398 of accounts payable and $47,948 of accrued expenses.  The large increase in accrued expenses in 2010 relates primarily to the Colombian equity tax as discussed in footnote 7.

Since January 1, 2007, we have raised in excess of $6,000,000 in gross proceeds through various debt and equity financings, as well as partnership agreements.  We have used the majority of the net proceeds for costs related to our Rosablanca project in Colombia as well as for working capital purposes.

Net cash used by operating activities totaled $241,602 in 2010 compared to net cash provided by operating activities of $521,807 in 2009.  The major components of the net cash used by operating activities in 2010 were the net loss of $1,559,341, offset by the $885,103 increase in accounts payable and accrued expenses and $267,402 provision for depletion, depreciation and amortization.  The major components of the net cash provided by operating activities in 2009 were the $1,903,686 asset impairment charge relating to our Rosablanca well, $447,347 increase in accounts payable and accrued expenses and $272,178 provision for depletion, depreciation and amortization, offset by the net loss of $2,300,794.

Net cash provided by investing activities totaled $31,500 in 2010 compared to net cash used by investing activities of $342,537 in 2009.  Net cash provided by investing activities in 2010 consisted primarily of $154,289 received from Pacific as reimbursement for previously capitalized pipeline expenditures, offset by $120,051 investment in oil and gas properties.  Net cash used in investing activities in 2009 consisted primarily of $1,713,949 investments in oil and gas properties and $400,408 investment in Colombian trust accounts, offset by $912,164 received from LEC for the assignment of 50% of our Rosablanca concession and $797,483 received from Pacific as reimbursement for previously capitalized pipeline expenditures.

Net cash used by financing activities totaled $2,983 and $2,348 in 2010 and 2009, respectively and consisted entirely of payments made on the Promissory Note.

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

We have no material exposure to interest rate changes.  We are subject to changes in the price of oil and exchange rates of the Colombian Peso, which are out of our control.  In our Osage property in Oklahoma, we sold oil at prices ranging from $71.41 to $72.57 and $68.61 to $77.15 per barrel in the three and nine months ended September 30, 2010, respectively, compared to $59.41 to $65.84 and $32.35 to $65.84 in the three and nine months ended September 30, 2009, respectively.  In our Cimarrona property in Colombia, we sold oil at prices ranging from $70.62 to $77.11 and $63.32 to $78.70 per barrel in the three and nine months ended September 30, 2010, respectively, compared to $57.33 to $68.39 and $30.90 to $68.39 in the three and nine months ended September 30, 2009, respectively.  The Colombian Peso to Dollar Exchange Rate averaged 1,833 and 2,016 in the three months ended June 30, 2010 and September 30, 2009, respectively and was 1,803 and 1,937 at September 30, 2009 and September 30, 2008, respectively.  The exchange rate averaged 1,911 and 2,060 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

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

The costs of drilling and equipping development wells are capitalized, whether the wells are successful or unsuccessful.  The costs of drilling and equipping exploratory wells are capitalized until they are determined to be either successful or unsuccessful.  If the wells are successful, the costs of the wells remain capitalized.  If, however, the wells are unsuccessful, the capitalized costs of drilling the wells, net of any salvage value, are charged to operations in the period the wells are determined to be unsuccessful.  In 2009, we recorded an impairment charge of $1,903,686 relating to our well in the Rosablanca concession as we found no producible hydrocarbons.

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis.  As of September 30, 2010, our oil production operations were conducted in Colombia and in the United States of America.  The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010, utilizing a top-down, risk based approach described in SEC Release No. 34-55929 as suitable for smaller public companies.  Based on this assessment, management determined that the Company’s internal control over financial reporting as of September 30, 2010 is not effective.  Based on this assessment, management has determined that, as of September 30, 2010, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management's assessment was the lack of independent oversight by an audit committee of independent members of the Board of Directors. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Given the difficulty of finding qualified individuals who are willing to serve as independent directors, there has been no change in the audit committee.

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

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended  September 30, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                      Legal Proceedings

We are not a party to, or the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to our business.

Item 1A.                                   Risk Factors

Our company is a Smaller Reporting Company.  A Smaller Reporting Company is not required to provide the risk factor disclosure required by this item.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the three months ended September 30, 2010, the following shares were issued:

In July 2010, we issued 90,000 shares of our Common Stock to a consultant.  In September 2010, we issued 500,000 shares of our Common Stock to a new director and 1,000,000 shares of our Common Stock to an officer.  All of the shares were valued at the closing stock price of the Common Stock at the date of grant.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder and a restrictive legend was placed thereon.

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

OSAGE EXPLORATION AND DEVELOPMENT, INC. (Registrant)

Date: November 8, 2010	By:	/s/ Kim Bradford
Kim Bradford
President and Chief Executive Officer

Date: November 8, 2010	By:	/s/ Kim Bradford
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