Form 10-K
period 2010-12-31
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2011-03-18
CIK 1405686

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010
☐Transition Report Pursuant to Section 13or 15(d) of The Securities Exchange Act of 1934

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

The aggregate market value of the issuer’s Common Stock held by non-affiliates of the registrant on March 15, 2011 was approximately $1,880,980 based on the closing price of $0.09 as reported on the NASD’s OTC Electronic Bulletin Board system.

As of March 15, 2011, there were 46,649,775 shares of Osage Exploration and Development, Inc., Common Stock, par value $0.0001, outstanding.

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

Our operations in Colombia accounted for approximately 95% and 97% of our total revenues in 2010 and 2009, respectively.

Mississippian

In 2010, the Company began to acquire oil and gas leases in Logan County, Oklahoma targeting the Mississippian formation.  The Mississippian formation is located on the Anadarko Shelf in northern Oklahoma and south-central Kansas. The top of this expansive carbonate hydrocarbon system is encountered between 4,000 and 6,000 feet and lies stratigraphically between the Pennsylvanian-aged Morrow Sand and the Devonian-aged Woodford Shale formations. The Mississippian formation may reach 1,000 feet in gross thickness and the targeted porosity zone is between 50 and 100 feet in thickness. The formation’s geology is well understood as a result of the thousands of vertical wells drilled and produced there since the 1940s.  Beginning in 2007, the application of horizontal cased-hole drilling and multi-stage hydraulic fracturing treatments have demonstrated the potential for extracting significant additional quantities of oil and natural gas from the formation.  As of December 31, 2010, the Company has acquired oil and gas leases covering approximately 5,364 net acres.  The Company intends to focus most of its efforts and resources in 2011 on acquiring additional leases and attempting to find a partner in order to develop this acreage.   We have yet to drill any wells and, therefore, have no basis to estimate whether such properties will produce oil and natural gas in sufficient quantities as to be profitable or at all.

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

The purchase price consisted of 2,750,000 shares of our common stock and a warrant to purchase 1,125,000 shares of common stock exercisable at $1.25 per share, expiring April 8, 2013.  In addition, we issued 50,000 shares of common stock to a financial advisor and $22,500 as a finder’s fee.   The total purchase price attributable to the Cimarrona acquisition was $2,090,345.

The Cimarrona property, but not the pipeline, is subject to an Ecopetrol Association Contract (the “Association Contract”) whereby we pay Ecopetrol S.A. (“Ecopetrol”) royalties of 20% of the oil produced.  The royalty is paid in oil.  In addition to the royalty, according to the Association Contract, Ecopetrol may, for no consideration, become a 50% partner, once an audit of revenues and expenses indicate that the partners in the Association Contract have a received a 200% reimbursement of all historical costs to develop and operate the Guaduas field.  We believe Ecopetrol could become a 50% partner in 2011 which would effectively reduce the cash flows generated by the property by 50%.  In addition, in 2022, the Association Contract with Ecopetrol terminates, at which time we will have no economic interest remaining in this property.  The property and the pipeline are both operated by Pacific Rubiales Energy Corp. (“Pacific”), which owns 90.6% of the Guaduas field.  Pipeline revenues generated from Cimarrona primarily relate to transportation costs charged to third party oil producers, including Pacific.  In 2010 and 2009, Pacific reimbursed us $154,289 and $797,483, respectively for capital expenditures related to certain disputes regarding the pipeline.  In 2009, Pacific reduced the amount we owed them under our joint operating agreement by $799,007 relating to certain disputes we had regarding a blending facility that they built in conjunction with the pipeline.  These amounts were originally included as capitalized costs of the pipeline.  No gain or loss was recognized from these transactions.

Rosablanca

In June 2007, we entered into an agreement (the “Agreement”) with Gold Oil, Plc (“Gold”) and Empesa Petrolera de Servicios y Asesorias, S.A. (“Empesa), whereby we farmed-in to the approximately 165 square mile Rosablanca concession in Colombia awarded by the Agencia Nacional de Hidrocarburos (“ANH”) to Gold in June, 2007.  Under the Agreement, we were considered the operators of the concession and were obligated to pay all costs associated with drilling and testing of the first well on the Rosablanca concession.  Revenues generated from the first well were to be allocated 50% to us, 40% to Gold and 10% to Empesa.  In March 2009, we entered into an agreement (the “LEC Agreement”) with Lewis Energy Corporation (“LEC”) whereby LEC agreed to provide all of the capital required to drill the first well, up to $3,500,000 and become operator of Rosablanca in return for a 50% assignment of our 50% operating interest in the Rosablanca concession.  The LEC Agreement also provided that LEC was entitled to receive an amount equal to two times its investment in the first well before Osage receives any cash flow from the first well.  The transaction was recorded in accordance with paragraph 47(c) SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies, ” as codified by FASB ASC section 932-360-55.  Furthermore, as part of the LEC Agreement, we issued 5,250,000 shares of our Common Stock to an affiliate of LEC.  As a result of the LEC transaction, revenues and investments on all future wells in Rosablanca were to be allocated 40% to Gold, 25% to LEC, 25% to us and 10% to Empesa.    We recognized no gain or loss on the assignment of our interest.  On March 23, 2009, we announced we completed testing on the first well without finding producible hydrocarbons in any of the zones evaluated and in September 2009, we entered into a termination agreement (the “Termination Agreement”) with Gold, EMPESA and Lewis, whereby we and LEC withdrew from the Rosablanca concession.  Therefore, we wrote off our entire investment in the Rosablanca concession as of December 31, 2009.

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

The Nevada corporation was incorporated under the laws of Canada, on February 24, 2003, as First Mediterranean Gold Resources, Inc.  The domicile of the Company was changed to the State of Nevada, on May 11, 2004.  On May 24, 2004, the name of the Company was changed to Advantage Opportunity Corp.

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

Distribution Methods

We currently generate oil sales from our production operations in Colombia and in the state of Oklahoma and pipeline revenues from our Cimarrona property in Colombia.  All of the oil we produce in Oklahoma is sold to Sunoco, Inc. (“Sunoco”).  We do not have a written agreement with Sunoco.  Sunoco picks up oil from our tanks and pays us according to market prices at the time of pick up.  There is significant demand for oil and there are several companies in our area that purchase oil from small oil producers.

Currently, we only sell oil in Colombia from the Guaduas field, where we sell all of our oil production to Hocol, S.A. (“Hocol”).  We believe that, in the event Hocol discontinued oil purchases, we will be able to replace this customer with other customers who would purchase the oil at terms standard in the industry.  All of our pipeline revenues are generated from sales volumes attributable to Pacific, the operator of the Cimarrona property.  For 2010, Hocol, Pacific and Sunoco accounted for approximately 75%, 20% and 5%, respectively, of total revenues.  For 2009, Pacific, Hocol and Sunoco accounted for approximately 57%, 40% and 3%, respectively, of total revenues.

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

Patents, Trademarks, Royalties, Etc.

We have no patents, trademarks, licenses, concessions, or labor contracts.  In our Osage property in Oklahoma, we pay royalties of 18.75% of oil and gas sales, net of taxes, to the Osage Nation.  If our production increases to more than 100 barrels of oil per producing well per day, the royalty will increase to 20.0%.  The leases do not expire, and royalties are owed as long as there is production on the property.  In Colombia, pursuant to the Association Contract with Ecopetrol, we pay royalties of 20.0% of oil produced to Ecopetrol.  In our Mississippian leases in Oklahoma, the royalty rates range from 12.5% to 20.0%.  Most of the Mississippian leases require us to drill a well on the lease within three years of entering into a lease.  If we do not drill during that time, and do not have an option to extend the lease, we will lose that lease.

Government Approvals

We are required to get approval from the Oklahoma Corporation Commission and Colombian governmental agencies before any work can begin on any well in Oklahoma and Colombia, respectively, and before production can be sold.  We have all of the required permits on the properties currently in operation.

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

Costs and Effects of Compliance with Environmental Laws

There is a cost in complying with environmental laws that is associated with each well that is drilled or operated, which cost is added to the cost of the operation.  Each well will have an additional cost associated with plugging and abandoning the well when it is no longer commercially viable.  The estimated costs of dismantlement and abandonment of depleted wells on our Oklahoma property are estimated to be approximately $92,000.  As of December 31, 2010, we have not incurred any dismantlement and abandonment costs.  However, we believe that the salvage value of the equipment on the wells will be sufficient in amount to offset some of such costs.

Employees

We currently have two full-time executive employees:  Kim Bradford, President, Chief Executive Officer and Chief Financial Officer and Greg Franklin, Chief Geologist.  We utilize third parties to provide certain operational, technical, accounting, finance and administrative services.  As production levels increase, we may need to hire additional personnel or expand the use of third parties.

Facilities

We lease 1,386 square feet of modern office space in San Diego, California as our corporate headquarters pursuant to a 36 month lease from February 2008.  We paid $3,682 per month for the first 12 months, increasing 3.5% in years 2 and 3.  In addition, we are responsible for any increases in building operating expenses beyond 2008 base year operating expenses.  In February 2011, we entered into a new 36 months lease on the same facility at $3,188 per month for the first 12 months, increasing 3.5% in years 2 and 3.

We lease approximately 1,000 square feet of modern office space in Oklahoma City, Oklahoma consisting of a large conference room, three offices, a drafting room and a storage room.  The lease is based on a verbal agreement with a third party on a month-to-month basis for $900.

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

We have incurred significant operating losses in prior years and at December 31, 2010 had an accumulated deficit of approximately $10.09 million.  We had comprehensive losses of approximately $1.52 million and $2.19 million in 2010 and 2009, respectively. To date, we have not achieved profitability and, given the level of operating expenditures and the uncertainty of revenues and margins, we may continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

We have limited operating capital.

In order to continue growth and to fund our expansion plans, we will require additional financing. The amount of capital available to us is limited, and may not be sufficient to enable us to fully execute our growth plans without additional fund raising. Additional financing may be required to meet our objectives and provide more working capital for expanding our development and marketing capabilities and to achieve our ultimate plan of expansion and full scale of operations.  There is no assurance we will be able to obtain such financing on attractive terms, if at all.

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

At our Osage property in Oklahoma, we sold oil at $68.61 to $85.25 per barrel in 2010 compared to $32.35 to $73.66 per barrel in 2009.  In our Cimarrona property in Colombia, we sold oil at $63.32 to $81.04 per barrel in 2010 compared to $28.06 to $74.40 per barrel in 2009.

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

The Company's estimated future net recoverable oil and gas reserves from proved reserves, both developed and undeveloped properties, were assembled by independent petroleum engineers, Petrotech Engineering Ltd for the Cimarrona property in Colombia as of December 31, 2010 and December 31, 2009, and Reddy Petroleum Company for the Osage property in Oklahoma as of December 31, 2010 and December 31, 2009, respectively, and are as follows:

	Crude Oil (BBLs)			Natural Gas (MCF)
	Colombia	United States	Total	Colombia	United States	Total
December 31, 2010	272,600	126,443	399,043	58,620	200,771	259,391
December 31, 2009	328,154	123,628	451,782	944,565	200,485	1,145,050

Using year-end 2010 oil and gas prices and lease operating expenses, the estimated value of future net revenues to be derived from the Company’s proved developed oil and gas reserves, discounted at 10%, were approximately $9.67 million for the Cimarrona property in Colombia and $6.18 million for the Osage property in Oklahoma, respectively, at December 31, 2010.

The Company’s net oil production after royalty and other working interests for 2010 and 2009 were as follows:

	Crude Oil (BBLs)
	Colombia	United States	Total
December 31, 2010	17,607	1,761	19,368
December 31, 2009	22,513	2,263	24,776

The following summarizes the developed leasehold acreage held by the Company as of December 31, 2010 and 2009.  Gross acres are the total number of acres in which the Company has a working interest.  Net acres are the sum of the Company’s fractional interests owned in the gross acres.  Developed acreage is acreage in which we have leased the mineral rights for oil & gas and have drilled or re-worked wells.  Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

	Developed Acreage Gross Acreage			Developed Acreage Net Acreage
	Colombia	United States	Combined	Colombia	United States	Combined
December 31, 2010	136,265	480	136,745	12,809	480	13,289
December 31, 2009	136,265	480	136,745	12,809	480	13,289

	Undeveloped Gross Acreage			Undeveloped Net Acreage
	Colombia	United States	Combined	Colombia	United States	Combined
December 31, 2010	—	8,136	8,136	—	5,364	5,364
December 31, 2009	—	—	—	—	—	—

The following summarizes the Company’s productive oil wells as of December 31, 2010 and 2009.  Productive wells are producing wells and wells capable of production.  Gross wells are the total number of wells in which the Company has an interest.  Net wells are the sum of the Company’s fractional interests owned in the gross wells.

	Productive Wells Gross Wells			Productive Wells Net Wells
	Colombia	United States	Combined	Colombia	United States	Combined
December 31, 2010	7.0	10.0	17.0	0.7	10.0	10.7
December 31, 2009	7.0	10.0	17.0	0.7	10.0	10.7

Drilling Activity

In the last two years, we have only drilled Rosablanca #1 in Colombia, which was started in December 2008 and, pursuant to the Termination Agreement in 2009, we withdrew completely from the Rosablanca concession and wrote-off all capitalized costs relating to this concession.

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

Item 4.                 (Removed and Reserved)

Not applicable.

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the OTC Bulletin Board under the symbol “OEDV.OB”.   The high and low closing prices, as reported by the OTC Bulletin Board, are as follows for 2010 and 2009.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year ended December 31, 2010	High	Low
First Quarter	$0.07	$0.03
Second Quarter	$0.07	$0.03
Third Quarter	$0.05	$0.03
Fourth Quarter	$0.05	$0.02

Year ended December 31, 2009
First Quarter	$0.21	$0.04
Second Quarter	$0.07	$0.02
Third Quarter	$0.05	$0.02
Fourth Quarter	$0.05	$0.02

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

Securities Authorized for Issuance Under Equity Compensation Plans

In June 2007, we implemented the 2007 Osage Exploration and Development, Inc. Equity-Based Compensation Plan (the “Plan”) which allows the reservation of 5,000,000 shares under the Plan.  Under this Plan, securities issued may include options, stock appreciation rights (“SARs”) and restricted stock.  No securities have yet been issued under this plan since inception.

Holders

 As of March 15, 2011, there were approximately 300 holders of record of our common stock, which figure does not take into account those stockholders whose certificates are held in the name of broker-dealers or other nominee accounts.

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

On April 8, 2008, we entered into the Purchase Agreement with Sunstone pursuant to which we acquired from Sunstone 100% of the membership interests in Cimarrona LLC.  Cimarrona LLC is the owner of a 9.4% interest in certain oil and gas assets in the Guaduas field, located in the Dindal and Rio Seco Blocks that consist of twenty-one wells, of which seven are currently producing, that covers 30,665 acres in the Middle Magdalena Valley in Colombia as well as a pipeline with a current capacity in excess of 30,000 barrels of oil per day.  The Purchase Agreement was effective as of April 1, 2008.

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

In 2010 and 2009, Pacific reimbursed us $154,289 and $797,483, respectively for capital expenditures related to certain disputes regarding the pipeline.  In 2009, Pacific reduced the amount we owed them under our joint operating agreement by $799,007 relating to certain disputes we had regarding a blending facility that they built in conjunction with the pipeline.  These amounts were originally included as capitalized costs of the pipeline.  No gain or loss was recognized from these transactions.

In 2010, the Company began to acquire oil and gas leases in Logan County, Oklahoma targeting the Mississippian formation.  The Mississippian formation is located on the Anadarko Shelf in northern Oklahoma and south-central Kansas. The top of this expansive carbonate hydrocarbon system is encountered between 4,000 and 6,000 feet and lies stratigraphically between the Pennsylvanian-aged Morrow Sand and the Devonian-aged Woodford Shale formations. The Mississippian formation may reach 1,000 feet in gross thickness and the targeted porosity zone is between 50 and 100 feet in thickness. The formation’s geology is well understood as a result of the thousands of vertical wells drilled and produced there since the 1940s.  Beginning in 2007, the application of horizontal cased-hole drilling and multi-stage hydraulic fracturing treatments have demonstrated the potential for extracting significant additional quantities of oil and natural gas from the formation.  As of December 31, 2010, the Company has acquired oil and gas leases covering approximately 5,364 net acres for a total cost of $593,464.  The Company intends to focus most of its efforts and resources in 2011 on acquiring additional leases and attempting to find a partner in order to develop this acreage.  We have yet to drill any wells and, therefore, have no basis to estimate whether such properties will produce oil and natural gas in sufficient quantities so as to be profitable or at all.

The Company has incurred significant losses and had negative cash flow from operations in each of the last three years and has an accumulated deficit of $10,096,679 at December 31, 2010 and $8,472,209 at December 31, 2009.  Substantial portions of the losses are attributable to stock based compensation expense, asset impairment charges relating to the Rosablanca concession and interest expense.  Our operating plans require additional funds that may take the form of debt or equity financings.   There can be no assurance that any additional funds will be available.  Our ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

We anticipate we will need to raise at least $2,000,000 over the next twelve months.  At present, the revenues generated from the Cimarrona and Oklahoma properties are only sufficient to cover field operating expenses and a portion of our overhead.

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

Results of Operations

Year ended December 31, 2010 compared to year ended December 31, 2009

	2010		2009		Increase/(Decrease)
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Oil Sales	$1,468,070	80.1%	$1,207,143	42.9%	$260,927	21.6%
Pipeline Sales	365,707	19.9%	1,607,255	57.1%	(1,241,548)	-77.2%
Total Revenues	$1,833,777	100.0%	$2,814,398	100.0%	$(980,621)	-34.8%

Oil Sales

Oil sales were $1,468,070 in 2010, an increase of $260,927, or 21.6% in 2010, compared to $1,207,143 in 2009.  The increase in oil sales is mostly due to an increase in the average gross price per barrel sold, offset by a decrease in the number of barrels sold.  In 2010, we sold 20,761 barrels (“BBLs”) compared to 24,263 BBLs in 2009.  Average gross price per barrel sold was $74.65 and $53.42 in 2010 and 2009, respectively.  Oil sales in Colombia accounted for approximately 93% and 92% of total oil sales in 2010 and 2009, respectively.

Pipeline Sales

Pipeline sales were $365,707, a decrease of $1,241,548, or 77.2%, in 2010, compared to $1,607,255 in 2009.  In 2010, our Cimarrona pipeline transported approximately 2.26 million BBLs (of which our share was approximately 212,000 BBLs) compared to 9.24 million BBLs (of which our share was approximately 868,000 BBLs) in 2009.  The Guaduas pipeline connects with the ODC pipeline (the “ODC Pipeline”) to transport oil to the port of Covenas in Colombia.  Beginning in early 2010, the ODC Pipeline has been operating close to full capacity, and during the second quarter of 2010, the pipeline operated at full capacity which has severely restricted our ability to transport oil over our pipeline.  Conditions improved in the second half of 2010, although we anticipate that in 2011, pipeline sales will remain significantly below the 2009 levels.

Total Revenues

Total revenues were $1,833,777 in 2010, a decrease of $980,621, or 34.8% in 2010, compared to $2,814,398 in 2009.  Approximately 95% and 97% of our 2010 and 2009 revenues, respectively, were derived from our Cimarrona property in Colombia.  Pipeline sales accounted for approximately 19.9% and 57.1% of total revenues in 2010 and 2009, respectively.

Production

	2010		2009		Increase/(Decrease)
	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
Colombia	17,607	90.9%	22,513	90.9%	(4,906)	-21.8%
United States	1,761	9.1%	2,263	9.1%	(502)	-32.9%
Total	19,368	100.0%	24,776	100.0%	(5,408)	-21.8%

Production, net of royalties, was 19,368, a decrease of 5,408 BBLs, or 21.8% in 2010 compared to 24,776 BBLs in 2009.  Colombia production, net of royalties, accounted for 90.9% of total production in both 2010 and 2009.

Operating Costs and Expenses

	2010		2009		Increase/(Decrease)
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percentage
Operating Costs and Expenses
Operating Expenses	$646,240	35.2%	$963,333	34.2%	$(317,093)	-32.9%
Asset Impairment Charges	—	0.0%	1,900,248	67.5%	(1,900,248)	N/A
Stock Based Compensation Expense	39,300	2.1%	55,493	2.0%	(16,193)	-29.2%
Depreciation , Depletion and Accretion	351,463	19.2%	374,121	13.3%	(22,658)	-6.1%
General & Administrative Expenses	2,419,238	131.9%	1,862,475	66.2%	556,763	29.9%
Total Operating Costs and Expenses	$3,456,241	188.5%	$5,155,670	183.2%	$(1,699,429)	-33.0%

Operating Expenses

Our operating expenses in 2010 were $646,240, a decrease of $317,093, or 32.9% compared to $963,333 in 2009.  The decrease in operating expense is due primarily to the decrease in oil production in both Colombian and United States as well as a significant decrease in the pipeline transportation volume in 2010 compared to 2009.  Operating expenses as a percentage of total revenues increased to 35.2% in 2010 from 34.2% in 2009 due to the decrease in revenues exceeding the decrease in operating expenses.

Asset Impairment

No asset impairment charges were recorded in 2010.  In 2009, we recorded an asset impairment charge of $1,900,248 relating to our withdrawal from the Rosablanca concession in 2009.

Stock Based Compensation Expense

Stock based compensation expense was $39,300 and $55,493 in 2010 and 2009.  2009 stock based compensation expense related primarily to $48,000 of the value of shares issued to four consultants in 2009.  2010 stock based compensation expense related to shares issued to an officer and two consultants.  All shares were immediately vested and the valued was based on the stock price at the date of issuance.

General and Administrative Expenses

General and administrative expenses were $2,419,238 and $1,862,475 in 2010 and 2009, respectively.  The Company recorded an $883,743 equity tax expense in 2010 as, in the first quarter of 2010, we were notified by Division de Impuestos y Actuanas Nacionales (“DIAN”), the Colombian tax authorities, that Cimarrona owes this amount for taxes assessed on its equity value relating to its operations in 2001 and 2003 prior to its ownership by us.  In order to compute the equity value the equity tax is assessed upon, Cimarrona subtracted the cost of its non-producing wells in 2001 and 2003.  However, DIAN’s position is that as long as the field is productive, Cimarrona should not have subtracted the cost of the non-producing wells.  The Company is appealing DIAN’s decision, but in the event the Company loses its appeal, it believes it may need to begin paying the taxes in the first quarter of 2011.  The Company believes that, in the event it loses its appeal, it may be able to make these tax payments over a three to five year period.  Excluding these Colombian equity taxes, general and administrative expenses would have been $1,535,495, a decrease of $326,980, or 17.6%, over the 2009 levels, due primarily to the fact that no bonus was paid to officers in 2010 compared to $150,000 bonus paid to officers in 2009 and $56,322 reduction in insurance expense in 2010 compared to 2009.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $351,463 in 2010 compared to and $374,121 in 2009.  The decrease in depreciation, depletion and accretion is primarily due to lower production volumes in the Guaduas field.

Loss from Operations

Loss from operations was $1,622,464 and $2,341,272 in 2010 and 2009, respectively.

Interest Expense

Interest expense was $2,077 and $5,323 in 2010 and 2009.  The interest expenses related to the asset retirement obligation on Rosablanca was $3,248 in 2009 and zero in 2010.

Net Loss

Net loss was $1,621,470 and $2,316,493 in 2010 and 2009, respectively.

Foreign Currency Translation

Foreign currency translation gain was $99,308 in 2010 compared to $124,617 in 2009.  The Colombian Peso to Dollar Exchange Rate averaged 1,899 and 2,048 in 2010 and 2009, respectively.  The Colombian Peso to Dollar Exchange Rate was 1,923 and 2,053 at December 31, 2010 and December 31, 2009, respectively.

Comprehensive Loss

Comprehensive loss was $1,522,162 and $2,191,876 in 2010 and 2009, respectively.

Loss per Share

Basic and diluted loss per share was $0.04 and $0.05 in 2010 and 2009, respectively.

Liquidity and Capital Resources

We had working capital deficit of $653,503 at December 31, 2010 compared to a working capital of $1,095,699 at December 31, 2009.  Working capital deficit at December 31, 2010, consisted primarily of $872,308 of accrued expenses and $202,880 of accounts payable, offset by $307,566 of cash and equivalents.  Working capital at December 31, 2009, consisted primarily of $1,174,989 of cash and equivalents and $156,211 of accounts receivable offset by $269,346 of accounts payable and accrued expenses.

At both December 31, 2010 and December 31, 2009, we had no debt on our balance sheet.  Since January 1, 2007, we have raised in excess of $6,000,000 in gross proceeds through various debt and equity financings, as well as partnership agreements.  We used the majority of the proceeds for costs related to our Rosablanca concession in Colombia, Mississippian oil and gas lease acquisition costs in Logan County, Oklahoma, as well as for working capital purposes.

Net cash used by operating activities was $339,037 in 2010 compared to net cash provided by operating activities was $681,218 in 2009.  The major components of net cash used by operating activities in 2010 were the $1,621,470 net loss, offset by the $745,052 increase in accounts payable and accrued expenses, the $351,463 provision for depreciation and depletion and the $146,675 decrease in accounts receivable.  The major components of the net cash provided by operating activities in 2009 were the $1,900,247 asset impairment on the Rosablanca concession, the $582,876 increase in accounts payable and accrued expenses and the $374,121 provision for depreciation and depletion, offset by the net loss of $2,316,493.

Net cash used in investing activities was $527,406 and $531,326 for 2010 and 2009, respectively.  Net cash used in investing activities in 2010 consisted primarily of the $675,039 investments in oil and gas properties offset by the $154,289 reimbursement by Pacific for the pipeline.  Net cash used in investing activities in 2009 consisted primarily of $1,900,755 investments in oil and gas properties, offset by $825,296 reimbursement by LEC for the Rosablanca project and $797,483 reimbursement by Pacific for the pipeline.

Net cash used by financing activities was $3,535 and $3,320 in 2010 and 2009, respectively and consisted of payments on a promissory note used to purchase a truck.

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

Item 7A.               Quantitative and Qualitative Disclosures about Market Risk

We have no material exposure to interest rate changes.  We are subject to changes in the price of oil and exchange rates of the Colombian Peso, which are out of our control.  In our Oklahoma property, we sold oil at prices ranging from $68.61 to $85.25 per barrel in 2010 compared to $32.35 to $73.66 per barrel in 2009.  In our Cimarrona property in Colombia, we sold oil at prices ranging from $63.32 to $81.45 per barrel in 2010 compared to $28.06 to $74.40 per barrel in 2009.  The Colombian Peso to Dollar Exchange Rate averaged approximately 1,899 and 2,048 in 2010 and 2009, respectively.  The Colombian Peso to Dollar Exchange Rate was 1,923 and 2,053 at December 31, 2010 and December 31, 2009.

Effect of Changes in Prices

Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil produced by us fluctuated significantly during the last year. Changes in the price that we receive for our oil and gas is set by market forces beyond our control as well as governmental intervention.  Average price received by us for a barrel of oil equivalent (“BOE”) were $74.65 and $53.42 in 2010 and 2009, respectively.  The volatility and uncertainty in oil and gas prices have made it more difficult for a company like us to increase our oil and gas asset base and become a significant participant in the oil and gas industry.  We currently sell all of our oil production to Sunoco in the United States and to Hocol in Colombia.  However, in the event these customers discontinued oil and gas purchases, we believe we can replace these customers with other customers who would purchase the oil and gas at terms standard in the industry.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis.  As of December 31, 2010 and December 31, 2009, our oil production operations were conducted in Colombia and in the United States of America.  The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, utilizing a top-down, risk based approach described in SEC Release No. 34-55929 as suitable for smaller public companies.  Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2010 is not effective.  Based on this assessment, management has determined that, as of December 31, 2010, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management's assessment was the lack of independent oversight by an audit committee of independent members of the Board of Directors. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Given the difficulty of finding qualified individuals who are willing to serve as independent directors, there has been no change in the audit committee.

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

(c) Changes to Internal Control Over Financial Reporting.

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.           Other Information

None

Item 10.               Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, and offices held by our directors and executive officers:

Name	Position	Director Since	Age
Kim Bradford	President, Chief Executive Officer, Chief Financial Officer, Chairman	February 2007	58
Greg Franklin	Chief Geologist, Director	May 2005	54
Larry Ray	Director	September 2010	63

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

Larry Ray:  Mr. Ray has been a director of the Company since September 2010.  Mr. Ray has over 35 years of experience in all phases of international and domestic oil and gas production with both public and private companies. Since September 2007 he has been an independent oil and gas investor and consultant. Mr. Ray's previous experience includes positions as President and Chief Operating Officer and interim Chief Financial Officer of Seven Seas Petroleum, an exploration and production company with primary operations in Colombia which was listed on both the Toronto and American Stock Exchanges, and President and Chief Operating Officer of The GHK Company, a large independent oil and gas company based in the Mid-continent. During his career Mr. Ray has been involved in drilling over 130 wells, constructing a 25,000 BBLS per day production facility and 40 mile pipeline, evaluating and bidding on more than $250 million in properties and securing over $650 million in financing and farm-out agreements. Mr. Ray graduated with an MBA in Finance from Eastern New Mexico University in 1971 after receiving a Bachelor of Business Administration from the same institution in 1970. He is a member of the Association of International Petroleum Negotiators, the American Association of Professional Landmen, the American Association of Petroleum Geologist (Associate Member) and the Society of Petroleum Engineers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our executive officers and directors, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2010, the officers and directors filed all of their respective Section 16(a) reports on a timely basis.

Audit Committee

We do not have an Audit Committee, as our board of directors during 2010 performed the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. None of our directors are independent and not current director would qualify as an independent financial expert.  We do not currently have a written audit committee charter or similar document.

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

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control persons of our company has been involved during the last ten years in any of the following events that are material to an evaluation of his ability or integrity:

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
Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. Until a formal committee is established, if at all, our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

Item 11.                Executive Compensation

During the last two fiscal years, the following executive officers of our company have received total annual salary and bonus exceeding $100,000:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Kim Bradford	2010	$249,231	$0	$0	$0	$0	$0	$249,231
President, CEO and CFO	2009	$236,308	$100,000	$0	$0	$0	$0	$336,308
Greg Franklin	2010	$249,599	$0	$25,000	$0	$0	$0	$274,599
Chief Geologist	2009	$212,308	$50,000	$0	$0	$0	$0	$262,308

On November 9, 2007, the Company entered into employment agreements with Kim Bradford to serve as President and Chief Executive Officer and Greg Franklin to serve as Chief Geologist.  The agreements were for two years ending November 30, 2009 (“Employment Period”) and allow the officers to be eligible for an annual bonus as determined by the Board of Directors. In the event that any officer’s employment is terminated for a Change of Control, then he shall be eligible to receive, in one lump payment, the greater of (i) annual base salary in effect immediately prior to the Change of Control and (ii) the remaining base salary in effect immediately prior to the Change of control owed to the officer until the end of the Employment Period.  Mr. Bradford’s employment agreement included an annual base salary of $144,000 and a signing bonus of $150,000.  Mr. Franklin’s employment included an annual base salary of $120,000 and a signing bonus of 2,000,000 shares of the Company’s Stock, which vested as to 100% on January 1, 2009.    Both Mr. Bradford and Mr. Franklin’s annual base salaries were subsequently increased to $240,000 during 2009 pursuant to verbal agreements.  On September 1, 2010, the Company entered into a new two-year employment agreement with Greg Franklin to continue serving as Chief Geologist.  Mr. Franklin’s agreement included an annual base salary of $240,000 and the issuance of 1,000,000 shares of the Company’s stock, which vested immediately upon issuance.  The Company is currently negotiating with Mr. Bradford on a new employment contract.

We do not have any other contractual arrangements with our executive officers, promoters or directors, nor do we have any compensatory arrangements with our executive officers, promoters or directors other than as described below:

Mr. Ray, who became a director in September 2010, received $35,000 and $5,000 in 2010 and 2009 for consulting services provided to the Company.  In addition, Mr. Ray received 500,000 and 100,000 shares of the Company’s stock in 2010 and 2009, respectively.   The shares vested immediately upon issuance to Mr. Ray.  The value of the shares issued to Mr. Ray in 2010 and 2009 were $12,500 and $3,000, respectively, based on the closing stock price at the date of issuance.

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

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information as of March 15, 2011 with respect to each beneficial owner of more than five percent of the Company’s Common Stock:

Name and Address of	Common Stock	Percent
Beneficial Owner	Beneficially Owned	of Class
Kim Bradford	6,055,000	13.0%
2445 5th Avenue, Suite 310
San Diego, CA 92101
E. Peter Hoffman, Jr. [1]	5,970,000	12.8%
6301 N. Western
Suite 260
Oklahoma City, OK 73118
Mustang Capital Venture, LLC [2]	5,250,000	11.3%
10101 Reunion Place, Suite 1000
San Antonio, TX 78216
Greg L. Franklin	4,000,000	8.6%
2445 5th Avenue, Suite 310
San Diego, CA 92131
Sunstone Corporation [3]	3,875,000	8.1%
101 N. Robinson, Suite 800
Oklahoma City, OK 73102
Larry Ray	600,000	1.3%
2445 5th Avenue, Suite 310
San Diego, CA 92131

The percentage ownership is based on 46,649,775 shares outstanding at March 15, 2011

[1] Information is derived from Form 5 filed by Mr. Hoffman, Jr.
[2] Information is derived from Schedule 13D filed by Sunstone Corporation.   Includes 1,250,000 warrants to purchase shares of common stock exercisable within 60 days.
[3] Information is derived from Schedule 13D filed by Mustang Capital Venture, LLC.

The following table shows information as of March 15, 2011 with respect to each of the beneficial owners of the Company’s Common Stock by its executive officers, directors and nominee individually and as a group:

Name and Address of	Common Stock	Percent
Beneficial Owner	Beneficially Owned	of Class
Kim Bradford	6,055,000	13.0%
2445 5th Avenue, Suite 310
San Diego, CA 92101
Greg L. Franklin	4,000,000	8.6%
2445 5th Avenue, Suite 310
San Diego, CA 92131
Larry Ray	600,000	1.3%
2445 5th Avenue, Suite 310
San Diego, CA 92131
Officers and Directors as a	10,655,000	22.8%
Group (3 people)

The percentage ownership is based on 46,659,775 shares outstanding at March 15, 2011.

There are no family relationships among the directors and executive officers.

Changes in Control

On December 28, 2006, a change of control occurred when Kim Bradford, our Chief Executive Officer, President, Chief Financial Officer and Chairman, along with other investors entered into a transaction with the Company whereby for a $470,875 promissory note, the Company issued a total of 18,835,000 shares of Common Stock, or approximately 64% of the total shares outstanding.  The shares were valued based on the approximate asset value per share prior to the transaction.  Of the $470,875 promissory notes, Mr. Bradford issued a note in the amount of $151,375 for the purchase of 6,055,000 shares. In December 2007, Mr. Bradford paid in full his note plus accrued interest.

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

Director Independence

Our Board of Directors is made up of Kim Bradford, our President, Chief Executive Officer and Chief Financial Officer, Greg Franklin, our Chief Geologist and Larry Ray.  Our common stock trades on the Over-the-Counter Bulletin Board.  Because we are traded on the Over-the-Counter Bulletin Board, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

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

Item 14.                Principal Accounting Fees and Services

Selection of our Independent Registered Public Accounting Firm is made by the Board of Directors. GKM LLP has been selected as our Independent Registered Public Accounting Firm for the current fiscal year. All audit and non-audit services provided by GKM LLP are pre-approved by the Board of Directors which gives due consideration to the potential impact of non-audit services on auditor independence.

In accordance with Independent Standard Board Standards No. 1 (Independence Discussion with Audit Committees), we received a letter and verbal communication from GKM LLP that it knows of no state of facts which would impair its status as our independent public accountants. The Board of Directors has considered whether the non-audit services provided by GKM LLP are compatible with maintaining its independence and has determined that the nature and substance of the limited non-audit services have not impaired GKM LLP s status as our Independent Registered Public Accounting Firm.

AUDIT FEES

The aggregate fees billed and anticipated by our auditor for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $85,000 for both 2010 and 2009.

TAX FEES

Our auditors did not bill us for any tax services during 2010 and 2009.

ALL OTHER FEES

Our auditors did not bill us for any other services during 2010 and 2009.

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

10.21	Settlement Agreement between Lewis Energy Colombia, Inc., Gold Oil Plc Sucursal Colombia, EMPESA, SA, and Osage Exploration and Development, Inc. Sucrusal Colombia dated September 15, 2009 (12)
10.22	Employment Agreement with Greg Franklin, Chief Geologist (13)
10.22.1	Restricted Stock Agreement with Greg Franklin, Chief Geologist (13)
10.23	$500,000 Promissory Note to Blackrock Management, Inc. (14)
10.23.1	Escrow Agreement between Osage Exploration and Development, Inc., Blackrock Management, Inc. and Robertson & Williams (14)
10.23.2	Assignment of Oil and Gas Leases between Osage Exploration and Development, Inc. and Blackrock Management, Inc. (14)
10.23.3	Mortgage between Osage Exploration and Development, Inc. and Blackrock Management, Inc. (14)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

(1)	Incorporated by reference to Osage’s Form 10-SB filed July 6, 2007
(2)	Incorporated by reference to Osage’s Form 8-k filed July 17, 2007
(3)	Incorporated by reference to Osage’s Form 8-k filed August 13, 2007
(4)   Incorporated by reference to Osage’s Form 10-SB Amendment No. 1 filed August 27, 2007
(5)   Incorporated by reference to Osage’s Form 10-SB Amendment No. 2 filed October 15, 2007
(6)   Incorporated by reference to Osage’s Form 10-SB Amendment No. 3 filed November 19, 2007
(7)   Incorporated by reference to Osage’s Form 10-SB Amendment No. 5 filed December 28, 2007
(8)   Incorporated by reference to Osage’s Form 8-k filed March 4, 2008
(9)   Incorporated by reference to Osage’s Form 8-k filed April 10, 2008
(10) Incorporated by reference to Osage’s Form 8-k filed July 7, 2008
(11) Incorporated by reference to Osage’s Form 8-k filed March 5, 2009
(12) Incorporated by reference to Osage’s Form 8-k filed September 17, 2009
(13) Incorporated by reference to Osage’s Form 8-k filed September 7, 2011
(14) Incorporated by reference to Osage’s Form 8-k filed January 26, 2011

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSAGE EXPLORATION & DEVELOPMENT, INC.

BY:	/S/ KIM BRADFORD
Kim Bradford
President and C.E.O.

Dated: March 17, 2011

BY:	/S/ KIM BRADFORD
Kim Bradford
Chief Financial Officer

Dated:  March 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KIM BRADFORD	President, Chief Executive Officer, Chief Financial Officer and Chairman	March 17, 2011
Kim Bradford	(Principal Executive and Financial Officer)

/s/ GREG FRANKLIN	Chief Geologist and Director	March 17, 2011
Greg Franklin

/s/ LARRY RAY	Director	March 17, 2011
Larry Ray

OSAGE EXPLORATION AND DEVELOPMENT, INC.
INDEX TO FINANCIAL STATEMENTS

Set forth below are the following consolidated financial statements for our company for the years ended December 31, 2010 and 2009:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
  Osage Exploration and Development, Inc. and Subsidiaries
  San Diego, CA

We have audited the accompanying consolidated balance sheets of Osage Exploration and Development, Inc. and Subsidiaries (Company), as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Osage Exploration and Development, Inc. and Subsidiaries as of December 31, 2010, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of December 31, 2010.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GKM, LLP

GKM, LLP
Encino, California
March 18, 2011

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

	2010	2009
ASSETS
Current Assets:
Cash and equivalents	$307,566	$1,174,989
Accounts receivable	74,678	156,211
Prepaid expenses	39,441	37,380
Total Current Assets	421,685	1,368,580

Property and Equipment, at cost:
Oil and gas properties and equipment	2,818,833	2,174,793
Capitalized asset retirement costs	46,146	46,146
Other property & equipment	54,861	48,205
	2,919,840	2,269,144
Less: accumulated depletion, depreciation and amortization	(939,639)	(557,287)
	1,980,201	1,711,857

Bank CD pledged for Bond	30,000	30,000

Total Assets	$2,431,886	$3,110,437

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$202,880	$221,398
Accrued Expenses	872,308	47,948
Current Maturity of Promissory Note	-	3,535
Total Current Liabilities	1,075,188	272,881

Liability for Asset Retirement Obligations	57,746	55,742

Total Liabilities	1,132,934	328,623

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.0001 par value, 190,000,000 shares authorized; 46,649,775 and 46,959,775 shares issued and outstanding as of December 31, 2010 and 2009, respectively.	4,665	4,696

Additional-Paid-in-Capital	11,795,844	11,804,013
Deferred Compensation	-	-
Stock Purchase Notes Receivable	(95,000)	(142,500)
Accumulated Deficit	(10,093,679)	(8,472,209)
Accumulated Other Comprehensive Loss -Currency Translation (Loss)	(312,878)	(412,186)
Total Stockholders' Equity	1,298,952	2,781,814

Total Liabilities and Stockholders' Equity	$2,431,886	$3,110,437

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009

	2010	2009
Operating Revenues
Oil Sales	$1,468,070	$1,207,143
Pipeline Sales	365,707	1,607,255
Total Operating Revenues	1,833,777	2,814,398

Operating Costs and Expenses
Operating Expenses	646,240	963,333
Asset Impairment	-	1,900,248
Depreciation, Depletion and Accretion	351,463	374,121
Stock Based Compensation Expense	39,300	55,493
General and Administrative Expenses	2,419,238	1,862,475
Total Operating Costs and Expenses	3,456,241	5,155,670

Operating (Loss)	(1,622,464)	(2,341,272)

Other Income (Expenses):
Interest Income	3,071	30,102
Interest Expense	(2,077)	(5,323)
(Loss) before Income Taxes	(1,621,470)	(2,316,493)

Provision for Income Taxes	-	-

Net (Loss)	(1,621,470)	(2,316,493)

Other Comprehensive Income, net of tax:
Foreign Currency Translation Adjustment	99,308	124,617
Other Comprehensive Income	99,308	124,617

Comprehensive (Loss)	$(1,522,162)	$(2,191,876)

Basic and Diluted Loss per Share	$(0.04)	$(0.05)

Weighted average number of common share
and common share equivalents used to
compute basic and dilluted Loss per Share	46,070,816	45,789,775

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2010 and 2009

	Common Stock Shares	Amount	Additional Paid-In Capital	Stock Purchase Note Receivable	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 1, 2009	40,959,775	$4,096	$11,336,613	$(142,500)	$(6,155,716)	$(7,493)	$(536,803)	$4,498,197

Issuance of Shares for Professional Services	750,000	75	47,925					48,000
Issuance of Shares to Lewis Energy	5,250,000	525	419,475					420,000
Deferred Compensation						7,493		7,493
Net (Loss) for the year				(2,316,493)				(2,316,493)
Foreign Exchange Translation Adjustment							124,617	124,617
Balance at December 31, 2009	46,959,775	$4,696	$11,804,013	$(142,500)	$(8,472,209)	$-	$(412,186)	$2,781,814

Issuance of Shares for Professional Services	1,590,000	159	39,141					39,300
Cancellation of Shares of Former CEO	(1,900,000)	(190)	(47,310)	47,500				-
Net (Loss) for the year					(1,621,470)			(1,621,470)
Foreign Exchange Translation Adjustment							99,308	99,308
Balance at December 31, 2010	46,649,775	$4,665	$11,795,844	$(95,000)	$(10,093,679)	$-	$(312,878)	$1,298,952

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and December 31, 2009

	2010	2009
Cash flows from Operating Activities:
Net (Loss)	$(1,621,470)	$(2,316,493)
Adjustments to reconcile net (loss) to net cash
provided/(used) by operating activites:
Asset Impairment	-	1,900,247
Amortization of Deferred Compensation	-	7,493
Shares issued for services	39,300	48,000
Accretion of Asset Retirment Obligation	2,004	37,539
Provision for depletion, depreciation,
amortization and valuation allowance	351,463	374,121
Changes in operating assets and liabitlies:
Decrease /(increase) in accounts receivable	146,675	(91,553)
Decrease in other current assets	-	109,861
(Increase)/decrease in prepaid expenses	(2,061)	29,127
Increase in accounts payable and accrued expenses	745,052	582,876
Net cash (used)/provided by operating activities	(339,037)	681,218

Cash flows used in Investing Activities:
Asset Retirement Obligation	-	(32,471)
Reimbursement by Pacific for Pipeline	154,289	797,483
Assignment of Rosablanca	-	232,500
Reimbursement by LEC for RB#1 and #2	-	825,296
Investments in Oil & Gas Properties	(675,039)	(1,900,755)
Investment in CD pledged for letter of credit	-	(49,453)
Purchase of Non Oil & Gas property	(6,656)	(1,983)
Interest earned on Bank CD pledged for Letter of Credit	-	(1,535)
Payments from/ (into) Colombian Trust Account	-	(400,408)
Net cash (used) by investing activities	(527,406)	(531,326)

Cash flows provided by Financing Activities:
Payments on Promissory Notes	(3,535)	(3,320)
Net cash (used)/provided by financing activities	(3,535)	(3,320)

Effect of exchange rate on cash and equivalents	2,555	39,909

Net increase (decrease) in cash and equivalents	(867,423)	186,481

Cash and equivalents beginning of year	$1,174,989	$988,508

Cash and equivalents at end of year	$307,566	$1,174,989

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payment for Interest	$74	$255
Cash Payment for Taxes	$1,127	$15,882

Non-Cash Transactions:
Forgiveness of accounts payable by Lewis Energy Corporation	$-	$1,985,043
Forgiveness of Joint Operating Account Liabilities by Pacific
Rubiales Energy Corp.	$-	$799,907
Issuance of Shares to Lewis Energy Corporation	$-	$420,000
Forgiveness of accounts payable by various vendors relating to
Rosablanca	$-	$124,306

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2010 and 2009

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

The Company has incurred significant losses and had negative cash flow from operations in each of the last three years and has an accumulated deficit of $10,093,679 at December 31, 2010 and $8,472,209 at December 31, 2009.  Substantial portions of the losses are attributable to stock based compensation expense, asset impairment charges relating to the Rosablanca concession and interest expense.  The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

CASH AND EQUIVALENTS

Cash and equivalents consist of short-term, highly liquid investments readily convertible into cash with an original maturity of three months or less.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are: cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes are credit-worthy financial institutions. However, the Company’s cash balances have exceeded the FDIC insured levels at various times during 2010 and 2009.   At December 31, 2010 and 2009, the Company had $0 and $571,515 in cash in excess of federally insured limits, respectively.  The Company maintains cash accounts only at large, high quality financial institutions and believes the credit risk associated with cash held in back exceeding the FDIC insured levels is remote.

In the U.S., the Company currently sells all of its oil production to one customer, Sunoco, Inc.  In Colombia, the Company currently sells all of its oil production to one customer, Hocol, S.A. and has only one customer for its pipeline, Pacific Rubiales Energy Corp. (“Pacific”)  However, the Company believes it can sell all its production to many different purchasers, most of whom pay similar prices that vary with the international spot market prices.  The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company had no allowance as of December 31, 2010 and 2009.  The analysis was based on its evaluation of specific customers' balances and the collectability thereof.

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

The Cimarrona property, but not the pipeline, is subject to an Ecopetrol Association Contract (the “Association Contract”) whereby we pay Ecopetrol S.A. (“Ecopetrol”) royalties of 20% of the oil produced.  The royalty amount is paid in oil.  In addition to the royalty, according to the Association Contract, Ecopetrol may, for no consideration, become a 50% partner, once an audit of revenues and expenses indicate that the partners in the Association Contract have a received a 200% reimbursement of all historical costs to develop and operate the Guaduas field.  We believe that Ecopetrol could become a 50% partner in 2011 which would effectively reduce our cash flows by 50%.  In addition, in 2022, the Association Contract with Ecopetrol terminates, at which time we will have no economic interest remaining in this property.  The property and the pipeline are both operated by Pacific, which owns 90.6% of the Guaduas field.  Pipeline revenues generated from Cimarrona primarily relate to transportation costs charged to third party oil producers, including Pacific.

In 2010, the Company began to acquire oil and gas leases in Logan County, Oklahoma targeting the Mississippian formation.  The Mississippian formation is located on the Anadarko Shelf in northern Oklahoma and south-central Kansas. The top of this expansive carbonate hydrocarbon system is encountered between 4,000 and 6,000 feet and lies stratigraphically between the Pennsylvanian-aged Morrow Sand and the Devonian-aged Woodford Shale formations. The Mississippian formation may reach 1,000 feet in gross thickness and the targeted porosity zone is between 50 and 100 feet in thickness. The formation’s geology is well understood as a result of the thousands of vertical wells drilled and produced there since the 1940s.  Beginning in 2007, the application of horizontal cased-hole drilling and multi-stage hydraulic fracturing treatments have demonstrated the potential for extracting significant additional quantities of oil and natural gas from the formation.  As of December 31, 2010, the Company has acquired oil and gas leases covering approximately 5,364 acres for a total cost of $593,464.  The Company intends to focus most of its efforts and resources in 2011 on acquiring additional leases and attempting to find a partner in order to develop this acreage.

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

The provision for depreciation and depletion of oil and gas properties is computed by the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of December 31, 2010 and 2009, the Company's oil production operations are conducted in the United States of America and in the country of Colombia. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined.  Management believes no such impairment exists at December 31, 2010 and 2009.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), as codified by the FASB ASC topic 360 (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. In 2009, the Company wrote-off its entire investment in the Rosablanca concession of $1,900,248.  Based on further review, the Company believes that, for the year ended December 31, 2010 and 2009, there were no significant impairments of its long-lived assets.

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

In 2010, we issued a total of 90,000 shares to a consultant, 500,000 shares to a board member and 1,000,000 shares to an officer of the Company in conjunction with a new employment agreement.  All of the shares vested immediately and were recorded as stock based compensation expense in 2010 and valued at the stock price at the time of issuance with a total value of $39,300.  In 2009, we issued a total of 750,000 shares to four consultants.  All of the shares vested immediately and were recorded as stock based compensation expense in 2009 and valued at the stock price at the time of issuance with a total value of $48,000.  In 2007, we issued 2,600,000 shares of restricted stock to two officers of the Company in connection with their employment agreements.  The shares were valued at the stock price at the time of issuance.  As the shares vested on January 1, 2009, we recorded compensation expense of $0 and $7,493 in 2010 and 2009, respectively, for these shares.

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

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (which is January 1, 2010 for the Company) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which is January 1, 2011 for the Company). Early application is encouraged. The revised guidance was adopted as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

We did not have a provision for income taxes for 2010 or 2009.  Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its US operations for the current period.

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

3. GEOGRAPHICAL INFORMATION

The following table sets forth revenues and assets by geographical locations for the periods reported:

	Colombia	United States	Consolidated
Year ending December 31, 2010
Total Revenues	1,735,507	98,270	$1,833,777
% of Total	94.6%	5.4%	100.0%

Long Lived Assets	$2,060,021	$859,819	$2,919,840
% of Total	70.6%	29.4%	100.0%

Year ending December 31, 2009
Total Revenues	$2,722,243	$92,155	$2,814,398
% of Total	96.7%	3.3%	100.0%

Long Lived Assets	$2,053,820	$215,324	$2,269,144
% of Total	90.5%	9.5%	100.0 -%

4. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of December 31, 2010 and December 31, 2009:

	2010	2009

Properties subject to amortization	$2,225,369	$2,174,793
Properties not subject to amortization	593,464	—
Capitalized asset retirement costs	46,146	46,146

Accumulated depreciation and depletion	(897,833)	(526,124)

Oil & Gas Properties, Net	$1,967,146	$1,694,815

Depreciation and depletion expense for oil and gas properties totaled $340,979 and $343,996 in 2010 and 2009, respectively.

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

6. PROMISSORY NOTE

On April 27, 2007, we purchased a truck to be used by our pumper in our Oklahoma properties by issuing a promissory note (the “Promissory Note”) to a bank secured by the truck.  The Promissory Note had a balance of $3,535 as of December 31, 2009, a variable interest rate of Prime plus 1.0% and monthly principal and interest payments totaling $366.  The Promissory Note matured and was paid off on October 27, 2010.

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

The Company is not aware of any environmental claims existing as of December 31, 2010, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's property.

LAND RENTALS AND OPERATING LEASES

In February 2008, the Company entered into a 36 month lease for its corporate offices in San Diego.  The lease, including parking, was initially for $3,682 per month for the first year, increasing to $3,800 and $3,923 in the second and third year respectively.  The lease was guaranteed by Mr. Bradford, our President, CEO and CFO.  No compensation was given to Mr. Bradford for his guarantee. In addition, the Company is responsible for all operating expenses and utilities.  In February 2011, the Company amended the lease for another three years with initial payments of $3,488 per month for the first year, increasing to $3,599 and $3,715 in the second and third year, respectively.  The amended lease released Mr. Bradford of his guarantee, but required the Company to increase its security deposit from $3,381 to $10,000, with $3,299 and $3,415 of the security deposit to be applied to months 13 and 25, respectively, of the lease.  Outside of the San Diego lease, the Company’s Oklahoma office and all equipment leased are under month-to-month operating leases.

Rental expense charged to operations totaled $56,305 and $53,093 in 2010 and 2009, respectively.

LEGAL PROCEEDINGS

The Company is not a party to any litigation that has arisen in the normal course of its business and that of its subsidiaries.

8. DILUTIVE SECURITIES

As of December 31, 2010 and 2009, the Company had outstanding dilutive securities, consisting entirely of warrants.  Changes in warrants outstanding are as follows:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Life
Balance December 31, 2008	3,981,917	$1.34	2.52	years
Granted	—	$—
Exercised	—	$—
Cancelled or Expired	(369,417)	$2.26
Balance December 31, 2009	3,612,500	$1.25	1.74	years
Granted	—	$—
Exercised	—	$—
Cancelled or Expired	(1,387,500)	$1.25
Balance December 31, 2010	2,225,000	$1.25	1.52	years

9. INCOME TAXES

The total provision for income taxes consists of the following in 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010	2009
Current Taxes:
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—

Deferred Taxes:
Federal	520	311
State	42	42
Foreign	—	—

Valuation Allowance	(562)	(353)
	—	—

Totals	$—	$—

Following is a reconciliation of the Federal statutory rate to the effective income tax rate for 2010 and 2009:

	2010	2009
Computed tax provision at statutory Federal rates	34.0%	-34.0%
Increase (decrease) in taxes resulting from:
State taxes, net of Federal income tax benefit	2.9%	-6.0%
Nondeductible and other expenses	-0.3%	21.0%
Federal and State true ups	-1.1%	0.0%
Valuation Allowance	-35.5%	19.0%
	0.0%	0.0%

At December 31, 2010, the Company had net operating loss carry forwards of approximately $11 million which expire at various dates through 2030.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of Osage’s deferred tax assets and liabilities are as follows at December 31, 2010 and December 31, 2009 (in thousands):

	2010	2009
Deferred tax liability:

Net operating loss carry forward	$2,272	$1,687
Other	1,124	1,146

Valuation allowance	(3,396)	(2,833)
Net deferred tax liability	—	—

The non-current portions of the deferred tax asset and the deferred tax liability accounts offset each other in the Company's consolidated balance sheet.

10. MAJOR CUSTOMERS

During 2010 and 2009, the Company had three customers that accounted for all of its sales.

	2010 Revenues		2009 Revenues
Hocol	$1,369,800	74.7%	$1,114,978	39.6%
Pacific	365,707	19.9%	1,607,265	57.1%
Sunoco	98,270	5.4%	92,155	3.3%
Totals	$1,833,777	100.0%	$2,814,398	100.0%

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

There are no legally restricted assets for the settlement of asset retirement obligations.  No income tax is applicable to the asset retirement obligation as of December 31, 2010 and 2009, because the Company records a valuation allowance on deductible temporary differences due to the uncertainty of its realization.  A reconciliation of the Company's asset retirement obligations from the periods presented is as follows:

	2010	2009
Beginning Balance	$55,742	$18,203
Incurred during the period	—	—
Additions for new wells	—	32,471
Accretion expense	2,004	5,068

Ending Balance	$57,746	$55,742

12. SUBSEQUENT EVENTS

On January 24, 2011, the Company issued a $500,000 secured promissory note ("Secured Promissory Note") to an institutional investor for gross proceeds of $500,000. The Secured Promissory Note matures May 24, 2011, has a loan fee of $100,000, payable at the time of repayment, and is secured by an assignment of all of the Company's current and future leases in Logan County, OK and the Company's 100% ownership in Cimarrona LLC.

13. SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Petrotech Engineering, Ltd, and Reddy Petroleum Company prepared reserve estimates for the year-end reports for 2010 for the Cimarrona Property and Osage Property, respectively.  Management cautions that there are many inherent uncertainties in estimating proved reserve quantities and related revenues and expenses, and in projecting future production rates and the timing and amount of development expenditures. Accordingly, these estimates will change, as future information becomes available.

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

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 2010 and 2009 are as follows:

	2010			2009
	Colombia	USA	Combined	Colombia	USA	Combined
Proved Properties	$2,071,925	$153,444	$2,225,369	$2,021,350	$153,444	$2,174,794
Unproved properties being amortized			—			—
Unproved properties not being amortized	—	593,464	593,464	—	—	—
Capitalized asset retiremet costs	13,675	32,471	46,146	13,675	32,471	46,146
Accumulated depletion, depreciation,			—			—
amortization and valuation allowances	(859,186)	(38,197)	(897,383)	(476,685)	(49,440)	(526,125)
	$1,226,414	$741,182	$1,967,596	$1,558,340	$136,475	$1,694,815

Estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas, as well as changes in proved developed and undeveloped reserves during the past two years are indicated below:

	2010 Oil (BBLs)			2010 Gas (MMCF)
	Colombia	USA	Combined	Colombia	USA	Combined
Proved developed and undeveloped reserves:
Beginning of year	328,154	123,628	451,782	944	200	1,144
Revisions of previous estimates	(33,545)	4,576	(28,969)	(885)	1	(884)
Improved recovery	—	—	—	—	—	—
Purchases of Minerals in place	—	—	—	—	—	—
Extensions and discoveries	—	—	—	—	—	—
Production	(22,009)	(1,761)	(23,770)	—	—	—
Sales of minerals in place	—	—	—	—	—	—
End of year	272,600	126,443	399,043	59	201	260

Proved developed reserves:
Beginning of year	328,154	123,628	451,782	944	200	1,144
End of year	272,600	126,443	399,043	59	201	260

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

The Colombian reserves are attributable entirely to the Guaduas field, which we hold through our Cimarrona subsidiary, which owns 9.4% of the Guaduas field.  There are no reserves attributable to partnership or minority interests at December 31, 2010 or December 31, 2009.

The present value of estimated future net revenues of proved developed reserves, discounted at 10%, were as follows:

	2010			2009
	USA	Colombia	Combined	USA	Colombia	Combined
Proved developed and undeveloped reserves (Present Value before income taxes)	$6,182,460	$9,673,389	$15,855,849	$5,572,144	$8,010,543	$13,582,687

Depletion, depreciation and accretion per equivalent unit of production was $1.25 and $3.38 for 2010 and 2009 in the United States, respectively.  In Colombia, the depletion, depreciation and accretion per equivalent unit was $1.16 and $0.97 in 2010 and 2009, respectively.

SFAS No. 69, "Disclosures About Oil and Gas Producing Activities", as codified by FASB ASC Topic 932 requires certain disclosures of the costs and results of exploration and production activities and established a standardized measure of oil and gas reserves and the year-to-year changes therein.

In addition to the foregoing disclosures, SFAS No. 69 established a "Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves".

Costs incurred, both capitalized and expensed, for oil and gas property acquisition, exploration and development for the years ended December 31, 2010 and 2009 are as follows:

December 31, 2010	USA	Colombia	Combined
Property acquisition costs	539,464	—	539,464
Exploration costs	—	—	—
Development costs	—	—	—
Asset retirement costs	—	—	—

December 31, 2009	USA	Colombia	Combined
Property acquisition costs	—	—	—
Exploration costs	—	2,118,662	2,118,662
Development costs	7,645	363,852	371,497
Asset retirement costs	—	—	—

The results of operations for oil and gas producing activities for 2010 and 2009 were as follows:

	2010			2009
	USA	Colombia	Combined	USA	Colombia	Combined
Sales	$98,270	$1,369,800	$1,468,070	$92,155	$1,114,988	$1,207,143
Production Costs	89,806	556,434	646,240	118,653	749,800	868,453
Exploration Costs	—		—	—		—
Depletion, depreciation, amortization and valuation allowance	3,583	327,237	330,820	7,696	321,751	329,447

Income Tax Provision	1,952	194,452	196,404	(13,678)	17,375	3,697

Results of Operations from Production activities	$2,929	$291,677	$294,606	$(20,516)	$26,062	$5,546

The following information at December 31, 2010 and for 2010 and 2009, sets forth standardized measures of the discounted future net cash flows attributable to the Company's proved oil and gas reserves.

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

The following table presents the standardized measure of discounted estimated net cash flows relating to proved oil and gas reserves for 2010 and 2009:

	2010			2009
	USA	Colombia	Combined	USA	Colombia	Combined
Future cash inflows	10,818,153	17,836,030	28,654,183	8,784,999	19,295,192	28,080,191
Furture production costs	(2,190,590)	(5,378,116)	(7,568,706)	(1,209,737)	(7,617,572)	(8,827,309)
Future development costs	(175,000)	(855,964)	(1,030,964)	(175,000)	(1,255,652)	(1,430,652)
Future abanonment costs	(92,000)	(159,800)	(251,800)	(92,000)	(159,800)	(251,800)
Future income tax expenses	(3,344,225)	(4,576,860)	(7,921,085)	(2,923,305)	(4,104,867)	(7,028,172)

Future net cash flow	5,016,338	6,865,290	11,881,628	4,384,957	6,157,301	10,542,258
10% annual discount for estimated timing of cash flows	(1,347,237)	(1,606,836)	(2,954,073)	(1,058,414)	(1,802,770)	(2,861,184)

Standardized measure of discounted future net cash flow	3,669,101	5,258,454	8,927,555	3,326,543	4,354,531	7,681,074

The principal changes in the standardized measure of discounted future net cash flows during 2010 were as follows:

	2010
	USA	Colombia	Combined
Extensions	—
Revisions of previous estimates
Price changes	1,236,280	9,001,264	10,237,544
Quantity Changes	197,050	(3,429,348)	(3,232,298)
Changes in production rates, timing and other	(661,387)	(3,552,584)	(4,213,972)
Development costs incurred		(229,738)	(229,738)
Changes in estaimted future development costs	—	399,688	399,688
Purchase of Minterals in place Sales of oil and gas, net of production costs	(8,464)	(813,366)	(821,830)
Accretion of discount			—
Net change in income taxes	(420,920)	(471,993)	(892,913)
Net increase/ (decrese)	342,558	903,923	1,246,481