Form 10-Q
period 2011-03-31
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2011-05-13
CIK 1405686

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACTFor the transition period from _____ to _____

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of May 12, 2011 was 46,899,775.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2011 and December 31, 2010

	2011	2010
ASSETS	(unaudited)

Current Assets:
Cash and equivalents	$379,414	$307,566
Accounts receivable	118,627	74,678
Prepaid expenses	26,586	39,441
Total Current Assets	524,627	421,685

Property and Equipment, at cost:
Oil and gas properties and equipment	3,316,857	2,818,833
Capitalized asset retirement costs	46,146	46,146
Other property & equipment	54,861	54,861
	3,417,864	2,919,840
Less: accumulated depletion, depreciation and amortization	(1,057,009)	(939,639)
	2,360,855	1,980,201

Bank CD pledged for bond	30,000	30,000

Total Assets	$2,915,482	$2,431,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$134,277	$202,880
Accrued expenses	974,621	872,308
Current maturity of promissory note	500,000	—
Total Current Liabilities	1,608,898	1,075,188

Liability for Asset Retirement Obligations	58,297	57,746

Total Liabilities	1,667,195	1,132,934

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value, 190,000,000 shares authorized; 46,649,775 shares issued and outstanding	4,665	4,665
Additional-Paid-in-Capital	11,795,844	11,795,844
Stock Purchase Notes Receivable	(95,000)	(95,000)
Accumulated Deficit	(10,151,108)	(10,093,679)
Accumulated Other Comprehensive Loss - Currency Translation Loss	(306,114)	(312,878)
Total Stockholders’ Equity	1,248,287	1,298,952

Total Liabilities and Stockholders’ Equity	$2,915,482	$2,431,886

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2011 and March 31, 2010 (unaudited)

	2011	2010

Operating Revenues
Oil Revenues	$373,511	$317,470
Pipeline Revenues	268,233	107,293
Total Operating Revenues	641,744	424,763

Operating Costs and Expenses
Operating Expenses	190,355	135,136
Depreciation, Depletion and Accretion	98,818	90,625
General and Administrative Expenses	354,678	1,202,049
Total Operating Costs and Expenses	643,851	1,427,810

Operating (Loss)	(2,107)	(1,003,047)

Other Income (Expenses):
Interest Income	229	1,392
Interest Expense	(55,551)	(537)
(Loss) before Income Taxes	(57,429)	(1,002,192)

Provision for Income Taxes	—	—

Net (Loss)	(57,429)	(1,002,192)

Other Comprehensive (Loss)/Income, net of tax:
Foreign Currency Translation Adjustment	6,764	(15,344)

Comprehensive (Loss)	$(50,665)	$(1,017,536)

Basic and Diluted Loss per Share	$(0.00)	$(0.02)

Weighted average number of common share and common share equivalents used to compute basic and dilluted Loss per Share	46,649,775	46,193,108

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and March 31, 2010 (unaudited)

	2011	2010
Cash flows from Operating Activities:
Net (Loss)	$(57,429)	$(1,002,192)
Adjustments to reconcile net (loss) to net cash provided by operating activites:
Accretion of Asset Retirment Obligation	551	501
Provision for depletion, depreciation amortization and valuation allowance	98,818	90,625
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(108,663)	144,621
Decrease in other current assets	—	282
Decrease in prepaid expenses	12,855	15,987
Increase in accounts payable and accrued expenses	76,787	798,709
Net cash provided by operating activities	22,919	48,533

Cash flows from Investing Activities:
Investments in Oil & Gas Properties	(451,798)	(9,531)
Net cash (used) by investing activities	(451,798)	(9,531)

Cash flows from Financing Activities:
Proceeds from Secured Promissory Note	500,000	—
Payments on Promissory Note	—	(983)
Net cash provided/(used) by financing activities	500,000	(983)

Effect of exchange rate on cash and equivalents	727	(15,344)

Net increase in cash and equivalents	71,848	22,675

Cash and equivalents beginning of period	307,566	1,174,989

Cash and equivalents at end of period	$379,414	$1,197,664

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payment for Interest	—	35
Cash Payment for Income Taxes	—	—

Non-Cash Transactions:
Cancellation of shares for notes receivable	—	25,000

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (unaudited) and December 31, 2010

1. BASIS OF PRESENTATION

Osage Exploration and Development, Inc. (“Osage” or the “Company”) prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“USA”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K. These financial statements should be read together with the financial statements and notes in the Company’s 2010 Form 10-K filed with the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the USA were condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

Going Concern

The Company incurred significant losses in the last three years, as well as the three months ended March 31, 2011 and has an accumulated deficit of $10,151,108 at March 31, 2011 and $10,093,679 (audited) at December 31, 2010.  Substantial portions of the losses are attributable to asset impairment charges, stock based compensation, professional fees and interest expense.  The Company's operating plans require additional funds that may take the form of debt or equity financings. There is no assurance that additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

Income Tax

The Company follows FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as codified by FASB ASC topic 740 (“ASC 740”).   As a result of the implementation of ASC 740, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by ASC 740.  As a result of the implementation of ASC 740, the Company recognized no material adjustments to liabilities or stockholders equity.

When tax returns are filed, it is likely certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

The Company did not have a provision for income taxes for 2011 or 2010.  Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its US operations for the current period.

2. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of March 31, 2011 and December 31, 2010:

	2011	2010
Properties subject to amortization	$2,274,247	$2,225,369
Properties not subject to amortization	1,042,610	593,464
Capitalized asset retirement costs	46,146	46,146

Accumulated depreciation and depletion	(1,013,140)	(897,833)

Oil & Gas Properties, Net	$2,349,863	$1,967,146

3. GEOGRAPHICAL INFORMATION

The following table sets forth revenues for the periods reported and assets by geographic location:

	Colombia	United States	Consolidated
March 31, 2011
Total Revenues	$631,499	$10,245	$641,744
% of Total	98.4%	1.6%	100.0%

Long Lived Assets	$1,196,054	$2,120,803	$3,316,857
% of Total	36.1%	63.9%	100.0%

March 31, 2010
Total Revenues	$388,528	$36,235	$424,763
% of Total	91.5%	8.5%	100.0%

Long Lived Assets	$1,605,895	$149,168	$1,755,063
% of Total	91.5%	8.5%	100.0%

5. PROMISSORY NOTE

On April 27, 2007, we purchased a truck to be used by our pumper in our Oklahoma properties by issuing a promissory note (the “Promissory Note”) to a bank secured by the truck.  The Promissory Note had a variable interest rate of Prime plus 1.0% and monthly principal and interest payments totaling $366.  The Promissory Note matured and was paid off on October 27, 2010.

On January 24, 2011, we issued a $500,000 secured promissory note to an institutional investor (“Blackrock Note”) for $500,000. The Secured Promissory Note matures May 24, 2011, has a loan fee of $100,000, payable at the time of repayment, and is secured by an assignment of all of our current and future leases in Logan County, OK and the Company's 100% ownership in Cimarrona LLC.

6. COMMITMENTS AND CONTINGENCIES

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

The Company is not aware of any environmental claims existing as of March 31, 2011, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's property.

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

In February 2011, the Company amended the lease for another three years, including parking, with initial payments of $3,488 per month for the first year, increasing to $3,599 and $3,715 in the second and third year, respectively.  The amended lease released Mr. Bradford of his guarantee, but required the Company to increase its security deposit from $3,381 to $10,000, with $3,299 and $3,415 of the security deposit to be applied to months 13 and 25, respectively, of the lease.  Outside of the San Diego lease, the Company’s Oklahoma office and all equipment leased are under month-to-month operating leases.

Future minimum rental payments required as of March 31, 2011 under operating leases are as follows by year:

Year	Amount
2011	$31,392
2012	39,778
2013	41,049
2014	3,715
2015	—
Totals	$115,934

Rental expense charged to operations totaled $13,937 and $13,454 in 2011 and 2010, respectively.

LEGAL PROCEEDINGS

The Company is not a party to any litigation that has arisen in the normal course of its business and that of its subsidiaries.

The Company recorded an $860,937 charge in General and Administrative Expenses in 2010 as, in the first quarter of 2010, we were notified by Division de Impuestos y Actuanas Nacionales (“DIAN”), the Colombian tax authorities, that Cimarrona owes $860,937 for taxes assessed on its equity value relating to its operations in 2001 and 2003 prior to its ownership by us.  In order to compute the equity value the equity tax is assessed upon, Cimarrona subtracted the cost of its non-producing wells in 2001 and 2003.  However, DIAN’s position is that as long as the field is productive, Cimarrona should not have subtracted the cost of the non-producing wells.  The Company is appealing DIAN’s decision but in the event the Company loses its appeal, it believes it may need to begin paying the 2001 taxes by the second quarter of 2011 and the 2003 taxes by the end of 2011 or the beginning of 2012.  The Company believes that, in the event it loses its appeal, it may be able to make these tax payments over a three to seven year period.

7. MAJOR CUSTOMERS

During 2011 and 2010, the Company had three customers that accounted for all of its sales.

	2011 Revenues		2010 Revenues
Hocol	$363,266	56.6%	$281,235	66.2%
Pacific	268,233	41.8%	107,293	25.3%
Sunoco	10,245	1.6%	36,235	8.5%
Totals	$641,744	100.0%	$424,763	100.0%

8. ASSET RETIREMENT OBLIGATIONS

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

There are no legally restricted assets for the settlement of asset retirement obligations.  A reconciliation of the Company's asset retirement obligations for the periods presented is as follows:

	March 31, 2011			December 31, 2010
	Colombia	United States	Combined	Colombia	United States	Combined
Beginning Balance	$35,719	$22,027	$57,746	$35,719	$20,023	$55,742
Incurred during the period	—	—	—	—	—	—
Additions for new wells	—	—	—	—	—	—
Accretion expense	—	551	551	—	2,004	2,004

Ending Balance	$35,719	$22,578	$58,297	$35,719	$22,027	$57,746

9. SUBSEQUENT EVENTS

On April 5, 2011, we issued a $200,000 secured promissory note (“Secured Promissory Note”) to Peter Hoffman (“Hoffman”), an individual investor for $200,000.  The Secured Promissory Note matures August 5, 2011, has a loan fee and prepaid interest of 250,000 shares of common stock, $0.0001 par value, and is secured by an assignment of the Company’s future oil and gas leases in Logan County, OK.   The Company is only allowed to use the proceeds from the Secured Promissory Note to acquire additional oil and gas leases.

In addition, the Company amended its Blackrock Note to allow Hoffman to receive, as collateral, all future oil and gas leases in Logan County, OK.  The Company further agreed that, as long as the Blackrock Secured Promissory Note is outstanding, it will keep a minimum of $50,000 in the bank account of Cimarrona, LLC as collateral for the Blackrock Note.

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

In 2010, the Company began to acquire oil and gas leases in Logan County, Oklahoma targeting the Mississippian formation.  The Mississippian formation is located on the Anadarko Shelf in northern Oklahoma and south-central Kansas. The top of this expansive carbonate hydrocarbon system is encountered between 4,000 and 6,000 feet and lies stratigraphically between the Pennsylvanian-aged Morrow Sand and the Devonian-aged Woodford Shale formations. The Mississippian formation may reach 1,000 feet in gross thickness and the targeted porosity zone is between 50 and 250 feet in thickness. The formation’s geology is well understood as a result of the thousands of vertical wells drilled and produced there since the 1940s.  Beginning in 2007, the application of horizontal cased-hole drilling and multi-stage hydraulic fracturing treatments have demonstrated the potential for extracting significant additional quantities of oil and natural gas from the formation.

The Company has acquired oil and gas leases covering approximately 8,585 and 5,364 net acres as of March 31, 2011 and December 31, 2010, respectively.   The Company intends to focus most of its efforts and resources in 2011 on acquiring additional leases and attempting to find a partner in order to develop this acreage.  We have yet to drill any wells and, therefore, have no basis to estimate whether such properties will produce oil and natural gas in sufficient quantities so as to be profitable or at all.

We anticipate we will need to raise at least $2,000,000 to provide for requirements for the next twelve months.  At present, the revenues generated from our properties are only sufficient to cover field operating expenses and a small portion of our overhead.

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

Results of Operations

Three Months ended March 31, 2011 compared to Three Months ended March 31, 2010

	2011		2010		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Oil Sales	$373,511	58.2%	$317,470	74.7%	$56,041	17.7%
Pipeline Sales	268,233	41.8%	107,293	25.3%	160,940	150.0%
Total Revenues	$641,744	100.0%	$424,763	100.0%	$216,981	51.1%

Oil Sales

Oil Sales were $373,511, an increase of $56,041, or 17.7%, in 2011 compared to $317,470 in 2010.   The increase is due primarily to an increase in oil prices, offset by a decrease in unit sales in the United States.  In Colombia, we sold 4,000 barrels (“BBLs”) at an average gross price of $94.11 in 2011, compared to 4,000 BBLs at an average gross price of $72.86 in 2010.  In the United States, we sold 160 BBLs at an average gross price of $84.84 in 2011 compared to 653 BBLs at an average gross price of $73.62 in 2010.

Pipeline Sales

The Guaduas pipeline connects with the ODC pipeline (the “ODC Pipeline”) to transport oil to the port of Covenas in Colombia.  Pipeline sales were $268,233, an increase of $160,940, or 150.0% in 2011 compared to $107,293 in 2010 due to a large increase in the number of barrels transported to approximately 1.56 million BBLs (our share was approximately 147,000 BBLs) in 2011 from 0.68 million BBLs (our share was approximately 63,000 BBLs) in 2010.    In 2010, the ODC Pipeline was operating at close to full capacity, and in certain weeks, at full capacity, which severely restricted our ability to transport oil over our pipeline.

Total revenues were $641,744, an increase of $216,981, or 51.1% in 2011 compared to $424,763 in 2010.  Oil sales accounted for 58.2% and 74.7% of total revenues in 2011 and 2010, respectively.

Production

	2011		2010		Increase/(Decrease)
	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
Colombia	4,574	96.6%	4,940	88.3%	(366)	-7.4%
United States	160	3.4%	653	11.7%	(493)	-75.5%
Total	4,734	100.0%	5,593	100.0%	(859)	-15.4%

Production, net of royalties, was 4,734 BBLs, a decrease of 859 BBLs, or 15.4% in 2011 compared to 5,593 BBLs in 2010 due to production decreases in both Colombia and the United States.  Colombian production accounted for 96.6% and 88.3% of total production in 2011 and 2010, respectively.

Operating Costs and Expenses

	2011		2010		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Operating Expenses
Operating Expenses	$190,355	29.7%	$135,136	31.8%	$55,219	40.9%
Depreciation , Depletion and Accretion	98,818	15.4%	90,625	21.3%	8,193	9.0%
General & Administrative Expenses	354,678	55.3%	1,202,049	283.0%	(847,371)	-70.5%
Total Operating Costs and Expenses	$643,851	100.3%	$1,427,810	336.1%	$(783,959)	-54.9%

Operating Expenses

Our operating expenses were $190,355 in 2011 compared to $135,136 in 2010, due primarily to an increase in operating costs in Colombia.  Operating expenses as a percentage of total revenues decreased to 29.7% in 2011 from 31.8% in 2010 as the increase in revenues was much greater than the increase in operating expenses.

General and Administrative Expenses

General and administrative expenses were $354,678 in 2011, a decrease of $847,371 or 70.5%, compared to $1,202,049 in 2010.  Excluding the Colombian equity taxes of $860,937 as more fully described in footnote 7 above, 2010 general and administrative expenses were $341,112 in 2010, or $13,566 lower than 2011 expenses.  As a percent of total revenues, general and administrative expenses decreased from 80.3%, excluding the Colombian equity taxes in 2010, to 55.3% in 2011 as revenues increased 51.1%, while general and administrative expenses only increased 4.0%.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $98,818 in 2011 and $90,625 in 2010.

Loss from Operations

Loss from operations was $2,107 and $1,003,047 in 2011 and 2010, respectively.   Loss from operations improved by $1,000,940, due primarily to the $860,937 of equity tax recorded in 2010 compared to zero in 2011 and the increase in revenues of $216,981 in 2011 compared to 2010, offset by the $55,219 increase in operating expenses in 2011 compared to 2010.

Interest Expense

Interest expense was $55,551 in 2011 compared to $537 in 2010, an increase of $55,014.  $55,000 of the increase is related to the interest on the Blackrock Promissory Note issued in January 2011.

Provision for Income Taxes

Provision for income taxes was zero in 2011 and 2010.

Net Loss

Net loss was $57,429 and $1,002,192 in 2011 and 2010, respectively.   The $944,763 improvement in net loss is due primarily to the $1,000,940 improvement in loss from operations in 2011 compared to 2010, offset by the $55,014 increase in interest expense.

Foreign Currency Translation Gain/ (Loss)

Foreign currency translation gain was $6,764 in 2011 compared to a foreign currency translation loss of $15,344 in 2010.  The Colombian Peso to Dollar Exchange Rate averaged 1,881 and 1,949 for the three months period ended March 31, 2011 and 2010, respectively and was 1,878 and 1,924 at March 31, 2011 and December 31, 2010.

Comprehensive Loss

Comprehensive loss was $50,665 and $1,017,536 in 2011 and 2010, respectively.  Comprehensive loss improved by $966,871 due to the $944,763 improvement in net loss in 2011 compared to 2010 and the $22,108 improvement in foreign currency translation in 2011 compared to 2010.

Liquidity and Capital Resources

We had working capital deficit of $1,084,271 compared to a working capital deficit of $653,503 at December 31, 2010.  Working capital at March 31, 2011 consisted primarily of $974,621 accrued expenses, $500,000 Blackrock Promissory Note due May 2011 and $134,277 of accounts payable, offset by $379,414 of cash and equivalents and $118,627 of accounts receivable.  Working capital deficit at December 31, 2010 consisted primarily of $872,308 accrued expenses and $202,880 of accounts payable, offset by $307,566 of cash and equivalents and $74,678 of accounts receivable.  Accounts receivable was $118,627 in 2011 and consisted primarily of a receivable from Hocol in Colombia, while accounts receivable was $74,648 in 2010 and consisted primarily of a favorable balance in the joint operating account with Pacific.

Net cash provided by operating activities totaled $22,919 in 2011 compared to net cash provided by operating activities of $48,533 in 2010.  The major components of the net cash provided by operating activities in 2011 were the $98,818 provision for depreciation and depletion and the $76,787 increase in accounts payable and accrued expenses, offset by the $108,663 increase in accounts receivable and the $57,429 net loss.  The major components of the net cash provided by operating activities in 2010 were the $798,709 increase in accounts payable and accrued expenses and the $144,621 decrease in accounts receivable, offset by the net loss of $1,002,192.

Net cash used by investing activities totaled $451,798 in $2011 compared to net cash used by investing activities of $9,531 in 2010.  Net cash used by investing activities in 2011 consisted mostly of investments in additional Mississippian leases, while the 2010 investments were primarily related to investments in the Colombian field.

Net cash provided by financing activities totaled $500,000 in 2011 and consisted entirely of the Blackrock Promissory Note, while net cash used by financing activities totaled $983 in 2010 and consisted of payments made on the Promissory Note securing a truck.

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

We have no material exposure to interest rate changes.  We are subject to changes in the price of oil and exchange rates of the Colombian Peso, which are out of our control.  In our Osage property, we sold oil at $84.84 in 2011 compared to prices ranging from $72.28 to $77.15 per barrel in 2010.  In our Cimarrona property in Colombia, we sold oil at prices ranging from $82.21 to $105.58 in 2011 compared to $71.33 to $74.95 per barrel in 2010.  The Colombian Peso to Dollar Exchange Rate averaged approximately 1,878 and 1,943 in 2011 and 2010, respectively.  The Colombian Peso to Dollar Exchange Rate was approximately 1,882 and 1,923 at March 31, 2011 and March 31, 2010, respectively.

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

The costs of drilling and equipping development wells are capitalized, whether the wells are successful or unsuccessful.  The costs of drilling and equipping exploratory wells are capitalized until they are determined to be either successful or unsuccessful.  If the wells are successful, the costs of the wells remain capitalized.  If, however, the wells are unsuccessful, the capitalized costs of drilling the wells, net of any salvage value, are charged to operations in the period the wells are determined to be unsuccessful.  We did not record any impairment charges in 2011 or 2010.

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis.  As of March 31, 2011, our oil production operations were conducted in Colombia and in the United States of America.  The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011, utilizing a top-down, risk based approach described in SEC Release No. 34-55929 as suitable for smaller public companies.  Based on this assessment, management determined that the Company’s internal control over financial reporting as of March 31, 2011 is not effective.  Based on this assessment, management has determined that, as of March 31, 2011, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management's assessment was the lack of independent oversight by an audit committee of independent members of the Board of Directors. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Given the difficulty of finding qualified individuals who are willing to serve as independent directors, there has been no change in the audit committee.

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

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended  March 31, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4                                Removed and Reserved

None

Item 5                                Other Information

(a)  None

(b)  None

Item 6                                Exhibits

See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

OSAGE EXPLORATION AND DEVELOPMENT, INC. (Registrant)

Date: May 12, 2011	By:	/s/ Kim Bradford
Kim Bradford
President and Chief Executive Officer

Date: May 12, 2011	By:	/s/ Kim Bradford
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