Form 10-K/A
period 2010-12-31
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2011-09-07
CIK 1405686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Large Accelerated Filer ☐  Accelerated filer ☐ Non-accelerated file ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the issuer’s Common Stock held by non-affiliates of the registrant on March 15, 2011 was approximately $1,880,980 based on the closing price of $0.09 as reported on the NASD’s OTC Electronic Bulletin Board system.

As of March 15, 2010, there were 46,649,775 shares of Osage Exploration and Development, Inc., Common Stock, par value $0.0001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

Explanatory Note

Osage Exploration and Development, Inc. (referred to herein, as, “Osage,” the “Company,” “we,” “us,” and “our”) is filing this Amendment (this “Amendment”) to our Form 10-K for the fiscal year ended December 31, 2010 (“Form 10-k”) which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2011.

This Amendment is being filed to include further disclosure regarding the Company’s properties, changes to internal controls over financial reporting and the supplemental information about oil and gas producing activities (unaudited). In addition, the Company, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and in response to a comment from the Staff of the SEC, revised certifications by our principal executive officer and principal financial officer under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, respectively, as Exhibits 31.1 and 31.2.

Except as stated herein, this Amendment does not change our previously reported financial statements or the other financial disclosures contained in the Form 10-K. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Form 10-K.

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

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company and the operators. The reserve data set forth in Supplemental Information to Consolidated Financial Statements represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and condensate, natural gas liquids and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the amount and quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers normally vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate upward or downward. Accordingly, reserve estimates are often different from the quantities ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. .

Management maintains internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations as promulgated by the SEC. The Company retained Reddy Petroleum Company to prepare estimates of our oil and gas reserves in our Osage County, Oklahoma property. Management is responsible for providing the following information related to our oil and gas properties to the firm: working and net revenue interests, historical production rates, current operating and future development costs, and geoscience, engineering and other information. Greg Franklin, our Chief Geologist, reviews the final reserve estimate for completeness and reasonableness and, if necessary, discusses the process used and findings with the designated technical person at Reddy Petroleum Company. Our Chief Geologist has 25 years of oil and gas experience and is a registered professional engineer. The technical person primarily responsible for audit of our reserve estimates at Reddy Petroleum Company meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Reddy Petroleum Company is an independent firm of petroleum engineers, geologists, geophysicists, and petro physicists; they do not own an interest in our properties and are not employed on a contingent fee basis. Reserve estimates are imprecise and subjective and may change at any time as additional information becomes available. Furthermore, estimates of oil and gas reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

Pacific, the operator and owner of 90.6% of the Guaduas field in Columbia, retained Petrotech Engineering Ltd to prepare estimates of oil and gas reserves in the Cimarrona property. Management of Pacific provided information relating to working and net revenue interests, historical production rates, current operating and future development costs, and geoscience, engineering and other information. Management of Pacific reviews the final reserve estimate for completeness and reasonableness and, if necessary, discusses the process used and findings with the designated technical person at Petrotech Engineering Ltd. The report provided by Petrotech is for Pacific’s 90.6% ownership of the field.

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

The Company’s net oil production after royalty and other working interests for 2010 and 2009 were as follows:

	Crude Oil (BBLs)
	Colombia	United States	Total
December 31, 2010	17,607	1,761	19,368
December 31, 2009	22,513	2,263	24,776

The Company’s average production cost per barrel is as follows:

	2010			2009
	USA	Colombia	Total	USA	Colombia	Total
Average Production per Barrel	$52.34	$20.40	$22.77	$64.44	$26.96	$29.75

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

	Developed Acreage			Developed Acreage
	Gross Acreage			Net Acreage
	Colombia	United States	Combined	Colombia	United States	Combined
December 31, 2010	136,265	480	136,745	12,809	480	13,289
December 31, 2009	136,265	480	136,745	12,809	480	13,289

	Undeveloped			Undeveloped
	Gross Acreage			Net Acreage
	Colombia	United States	Combined	Colombia	United States	Combined
December 31, 2010	—	8,136	8,136	—	5,364	5,364
December 31, 2009	—	—	—	—	—	—

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
Year ended December 31, 2010
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

Operating Costs and Expenses

	2010		2009		Increase/(Decrease)
		Percent of		Percent of
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Operating Costs and Expenses
Operating Expenses	$646,240	35.2%	$963,333	34.2%	$(317,093)	-32.9%
Asset Impairment Charges	—	0.0%	1,900,248	67.5%	(1,900,248)	N/A
Stock Based Compensation Expense	39,300	2.1%	55,493	2.0%	(16,193)	-29.2%
Depreciation , Depletion and Accretion	351,463	19.2%	374,121	13.3%	(22,658)	-6.1%
General & Administrative Expenses	2,419,238	131.9%	1,862,475	66.2%	556,763	29.9%
Total Operating Costs and Expenses	$3,456,241	188.5%	$5,155,670	183.2%	$(1,699,429)	-33.0%

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

(c) Changes to Internal Control Over Financial Reporting.

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the quarter ending December 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested(#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Kim Bradford	—	—	—	—	—	—	—	—	—
Greg Franklin	—	—	—	—	—	—	—	—	—

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

ALL OTHER FEES

Our auditors did not bill us for any other services during 2010 and 2009.

Part IV

Item 15. Exhibit, Financial Statements Schedules

Exhibit No.	Description
2.1	Plan of Reorganization and Agreement of Merger, dated June 18, 2007 (1)
3.1	Articles of Incorporation of Osage Exploration and Development, Inc. (1)
3.2	Bylaws of Osage Exploration and Development, Inc. (1)
10.1	Agreement for Acquisition of Oil and Gas Leaseholds between Conquest Exploration Company, LLC, David Farmer, Charles Volk, Jr. and Osage Energy Company, LLC dated November 10, 2004. (1)
10.2	Assignment and Bill of Sale between Conquest Exploration Company, LLC and Osage Energy Company, LLC dated January 24, 2005. (1)
10.3	$250,000 Note and Security Agreement with Vision Opportunity Master Fund, Ltd. dated February 13, 2007. (1)
10.4	$1,100,000 Unsecured Convertible Promissory Note with Marie Baier Foundation dated July 16, 2007. (2)
10.5	Form of Warrant issued to Marie Baier Foundation in connection with the $1,100,000 Unsecured Convertible Promissory Note. (2)
10.6	Rosa Blanca Carried Interest Agreement dated June 21, 2007. (3)
10.7	2007 Equity Based Compensation Plan (4)
10.8	Purchase and Sale Agreement for the purchase of the Hansford Property (4)
10.8.1	Extension Agreement with Pearl Resources, Corp. for the Hansford Property (5)
10.8.2	Letter from Charles Volk regarding Ownership of the Hansford Property (6)
10.9	Consulting Agreement dated January 1, 2007 with Greg Franklin (4)
10.10	Consulting Agreement dated February 1, 2007 with Ran Furman (4)
10.11	Form of Stock Subscription Receivable dated December 28, 2006 (4)
10.11.1	Form of Amendment #1 to Stock Subscription Receivable dated August 1, 2007 (4)
10.12	Oil and Gas Mining Lease with the Osage Nation dated July 21, 1999 (4)
10.13	Office lease agreement with Catalyst Consulting Partners, LLC (4)
10.14	Employment Agreement with Kim Bradford, President and CEO (7)
10.15	Employment Agreement with Greg Franklin, Chief Geologist (7)
10.15.1	Restricted Stock Agreement with Greg Franklin, Chief Geologist (7)
10.16	Employment Agreement with Ran Furman, Chief Financial Officer (7)
10.16.1	Restricted Stock Agreement with Ran Furman, Chief Financial Officer (7)
10.17	Office Lease, dated February 1, 2008, by and between Osage Exploration & Development, Inc. and Fifth & Laurel Associates, LLC. (8)
10.18	Membership Purchase Interest between Osage Exploration and Development, Inc. and Sunstone Corporation dated April 8, 2008 (9)
10.18.1	Warrant to purchase 1,125,000 shares of common stock of Osage Exploration and Development, Inc. issued to Sunstone Corporation dated April 8, 2003 (9)
10.19	Independent Contractor Agreement between Osage Exploration and Development, Inc. and E. Peter Hoffman, Jr. dated July 2, 2008 (10)
10.20	Agreement between Lewis Energy Colombia, Inc., Gold Oil Plc Sucursal Colombia and Osage Exploration and Development, Inc. and Osage Exploration and Development, Inc., Sucrusal Colombia dated March 3, 2009 (11)
10.21	Settlement Agreement between Lewis Energy Colombia, Inc., Gold Oil Plc Sucursal Colombia, EMPESA, SA, and Osage Exploration and Development, Inc. Sucrusal Colombia dated September 15, 2009 (12)
10.22	Employment Agreement with Greg Franklin, Chief Geologist (13)
10.22.1	Restricted Stock Agreement with Greg Franklin, Chief Geologist (13)
10.23	$500,000 Promissory Note to Blackrock Management, Inc. (14)
10.23.1	Escrow Agreement between Osage Exploration and Development, Inc., Blackrock Management, Inc. and Robertson & Williams (14)

10.23.2	Assignment of Oil and Gas Leases between Osage Exploration and Development, Inc. and Blackrock Management, Inc. (14)
10.23.3	Mortgage between Osage Exploration and Development, Inc. and Blackrock Management, Inc. (14)
10.24	Reddy Petroleum Company reserve report for the Osage Property as of December 31, 2010 (*)
10.24	Petrotech Engineering Ltd. reserve report for the Cimarrona property as of December 31, 2010 (*)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

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

(*) Filed with this Form 10K/A

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSAGE EXPLORATION & DEVELOPMENT, INC.

BY:	/S/ KIM BRADFORD
Kim Bradford
President and C.E.O.

Dated: September 6, 2011

BY:	/S/ KIM BRADFORD
Kim Bradford
Chief Financial Officer

Dated: September 6, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KIM BRADFORD	President, Chief Executive Officer, Chief	September 6, 2011
Kim Bradford	Financial Officer and Chairman
(Principal Executive and Financial Officer)

/s/ GREG FRANKLIN	Chief Geologist and Director	September 6, 2011
Greg Franklin

/s/ LARRY RAY	Director	September 6, 2011
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

/s/ GKM, LLP

GKM, LLP
Encino, California
March 18, 2011

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	2010	2009
ASSETS

Current Assets:
Cash and equivalents	$307,566	$1,174,989
Accounts receivable	74,678	156,211
Prepaid expenses	39,441	37,380
Total Current Assets	421,685	1,368,580

Property and Equipment, at cost:
Oil and gas properties and equipment (Successful Efforts Method)	2,818,833	2,174,793
Capitalized asset retirement costs	46,146	46,146
Other property & equipment	54,861	48,205
	2,919,840	2,269,144
Less: accumulated depletion, depreciation and amortization	(939,639)	(557,287)
	1,980,201	1,711,857

Bank CD pledged for Bond	30,000	30,000

Total Assets	$2,431,886	$3,110,437

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$202,880	$221,398
Accrued Expenses	872,308	47,948
Current Maturity of Promissory Note	—	3,535
Total Current Liabilities	1,075,188	272,881

Liability for Asset Retirement Obligations	57,746	55,742

Total Liabilities	1,132,934	328,623

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.0001 par value, 190,000,000 shares authorized; 46,649,775 and 46,959,775 shares issued and outstanding as of December 31, 2010 and 2009, respectively	4,665	4,696

Additional-Paid-in-Capital	11,795,844	11,804,013
Deferred Compensation	—	—
Stock Purchase Notes Receivable	(95,000)	(142,500)
Accumulated Deficit	(10,093,679)	(8,472,209)
Accumulated Other Comprehensive Loss -
Currency Translation (Loss)	(312,878)	(412,186)
Total Stockholders' Equity	1,298,952	2,781,814

Total Liabilities and Stockholders' Equity	$2,431,886	$3,110,437

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	2010	2009
Operating Revenues
Oil Sales	$1,468,070	$1,207,143
Pipeline Sales	365,707	1,607,255
Total Operating Revenues	1,833,777	2,814,398

Operating Costs and Expenses
Operating Expenses	646,240	963,333
Asset Impairment	—	1,900,248
Depreciation, Depletion and Accretion	351,463	374,121
Stock Based Compensation Expense	39,300	55,493
General and Administrative Expenses	2,419,238	1,862,475
Total Operating Costs and Expenses	3,456,241	5,155,670

Operating (Loss)	(1,622,464)	(2,341,272)

Other Income (Expenses):
Interest Income	3,071	30,102
Interest Expense	(2,077)	(5,323)
(Loss) before Income Taxes	(1,621,470)	(2,316,493)

Provision for Income Taxes	—	—

Net (Loss)	(1,621,470)	(2,316,493)

Other Comprehensive Income, net of tax:
Foreign Currency Translation Adjustment	99,308	124,617
Other Comprehensive Income	99,308	124,617

Comprehensive (Loss)	$(1,522,162)	$(2,191,876)

Basic and Diluted Loss per Share	$(0.04)	$(0.05)

Weighted average number of common share and common share equivalents used to compute basic and dilluted Loss per Share	46,070,816	45,789,775

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional	Stock			Other
	Common Stock		Paid-In	Purchase	Accumulated	Deferred	Comprehensive	Total
	Shares	Amount	Capital	Note Receivable	Deficit	Compensation	Loss	Equity
Balance at January 1, 2009	40,959,775	$4,096	$11,336,613	$(142,500)	$(6,155,716)	$(7,493)	$(536,803)	$4,498,197

Issuance of Shares for Professional Services	750,000	75	47,925					48,000
Issuance of Shares to Lewis Energy	5,250,000	525	419,475					420,000
Deferred Compensation						7,493		7,493
Net (Loss) for the year					(2,316,493)			(2,316,493)
Foreign Exchange Translation Adjustment							124,617	124,617
Balance at December 31, 2009	46,959,775	$4,696	$11,804,013	$(142,500)	$(8,472,209)	$—	$(412,186)	$2,781,814

Issuance of Shares for Professional Services	1,590,000	159	39,141					39,300
Cancellation of Shares of Former CEO	(1,900,000)	(190)	(47,310)	47,500				—
Net (Loss) for the year					(1,621,470)			(1,621,470)
Foreign Exchange Translation Adjustment							99,308	99,308
Balance at December 31, 2010	46,649,775	$4,665	$11,795,844	$(95,000)	$(10,093,679)	$—	$(312,878)	$1,298,952

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	2010	2009

Cash flows from Operating Activities:
Net (Loss)	$(1,621,470)	$(2,316,493)
Adjustments to reconcile net (loss) to net cash provided/(used) by operating activites:
Asset Impairment	—	1,900,247
Amortization of Deferred Compensation	—	7,493
Shares issued for services	39,300	48,000
Accretion of Asset Retirment Obligation	2,004	37,539
Provision for depletion, depreciation, amortization and valuation allowance	351,463	374,121
Changes in operating assets and liabitlies:
Decrease /(increase) in accounts receivable	146,675	(91,553)
Decrease in other current assets	—	109,861
(Increase)/decrease in prepaid expenses	(2,061)	29,127
Increase in accounts payable and accrued expenses	745,052	582,876
Net cash (used)/provided by operating activities	(339,037)	681,218

Cash flows used in Investing Activities:
Asset Retirement Obligation	—	(32,471)
Reimbursement by Pacific for Pipeline	154,289	797,483
Assignment of Rosablanca	—	232,500
Reimbursement by LEC for RB#1 and #2	—	825,296
Investments in Oil & Gas Properties	(675,039)	(1,900,755)
Investment in CD pledged for letter of credit	—	(49,453)
Purchase of Non Oil & Gas property	(6,656)	(1,983)
Interest earned on Bank CD pledged for Letter of Credit	—	(1,535)
Payments from/ (into) Colombian Trust Account	—	(400,408)
Net cash (used) by investing activities	(527,406)	(531,326)

Cash flows provided by Financing Activities:
Payments on Promissory Notes	(3,535)	(3,320)
Net cash (used)/provided by financing activities	(3,535)	(3,320)

Effect of exchange rate on cash and equivalents	2,555	39,909

Net increase (decrease) in cash and equivalents	(867,423)	186,481

Cash and equivalents beginning of year	$1,174,989	$988,508

Cash and equivalents at end of year	$307,566	$1,174,989

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payment for Interest	$74	$255
Cash Payment for Taxes	$1,127	$15,882

Non-Cash Transactions:
Forgiveness of accounts payable by Lewis Energy Corporation	$—	$1,985,043
Forgiveness of Joint Operating Account Liabilities by Pacific Rubiales Energy Corp.	$—	$799,907
Issuance of Shares to Lewis Energy Corporation	$—	$420,000
Forgiveness of accounts payable by various vendors relating to Rosablanca	$—	$124,306

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

8. DILUTIVE SECURITIES

As of December 31, 2010 and 2009, the Company had outstanding dilutive securities, consisting entirely of warrants. Changes in warrants outstanding are as follows:

		Weighted Average	Average Remaining
	Shares	Exercise Price	Contractual Life
Balance December 31, 2008	3,981,917	$1.34	2.52	years
Granted	—	$—
Exercised	—	$—
Cancelled or Expired	(369,417)	$2.26
Balance December 31, 2009	3,612,500	$1.25	1.74	years
Granted	—	$—
Exercised	—	$—
Cancelled or Expired	(1,387,500)	$1.25
Balance December 31, 2010	2,225,000	$1.25	1.52	years

9. INCOME TAXES

The total provision for income taxes consists of the following in 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010	2009
Current Taxes:
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—

Deferred Taxes:
Federal	520	311
State	42	42
Foreign	—	—

Valuation Allowance	(562)	(353)
	—	—

Totals	$—	$—

Following is a reconciliation of the Federal statutory rate to the effective income tax rate for 2010 and 2009:

	2010	2009
Computed tax provision at statutory Federal rates	34.0%	-34.0%
Increase (decrease) in taxes resulting from:
State taxes, net of Federal income tax benefit	2.9%	-6.0%
Nondeductible and other expenses	-0.3%	21.0%
Federal and State true ups	-1.1%	0.0%
Valuation Allowance	-35.5%	19.0%
	0.0%	0.0%

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

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 2010 and 2009 are as follows:

	2010			2009
	Colombia	USA	Combined	Colombia	USA	Combined
Proved Properties	$2,071,925	$153,444	$2,225,369	$2,021,350	$153,444	$2,174,794
Unproved properties being amortized			—			—
Unproved properties not being amortized	—	593,464	593,464	—	—	—
Capitalized asset retiremet costs	13,675	32,471	46,146	13,675	32,471	46,146
Accumulated depletion, depreciation, amortization and valuation allowances	(859,186)	(38,197)	(897,383)	(476,685)	(49,440)	(526,125)
	$1,226,414	$741,182	$1,967,596	$1,558,340	$136,475	$1,694,815

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

The foregoing estimates have been prepared by Petrotech Engineering, Ltd, and Reddy Petroleum Company for the Cimarrona Property and Osage County Property, respectively. Petrotech Engineering, Ltd. prepared a reserve report for Pacific for their 90.6% share of the Guaduas field. The Company utilized the results of that report to arrive at its 9.4% share of the field. Revisions in previous estimates as set forth above resulted from analysis of new information, as well as from additional production experience or from a change in economic factors. The reserve estimates are believed to be reasonable and consistent with presently known physical data concerning size and character of the reservoirs and are subject to change as additional knowledge concerning the reservoirs becomes available.

The Colombian reserves are attributable entirely to the Guaduas field, which we hold through our Cimarrona subsidiary, which owns 9.4% of the Guaduas field. There are no reserves attributable to partnership or minority interests at December 31, 2010 or December 31, 2009.

The present value of estimated future net revenues of proved developed reserves, discounted at 10%, were as follows:

F-20

	2010			2009
	USA	Colombia	Combined	USA	Colombia	Combined
Proved developed and undeveloped reserves	$6,182,460	$9,673,389	$15,855,849	$5,572,144	$8,010,543	$13,582,687
(Present Value before income taxes)

The PV-10 has been adjusted by the Company to include estimated asset retirement obligations discounted to their present values based on a 10% annual discount rate and using the same estimated useful lives as those used in our calculation of asset retirement obligations under Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. PV-10 is a non-GAAP financial measure; therefore, the following table reconciles our calculation of PV-10 to the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure. Management believes that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. Management believes that PV-10 is relevant and useful for evaluating the relative monetary significance of oil and natural gas properties. Further, professional analysts and sophisticated investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies’ reserves. Management also uses this pre-tax measure when assessing the potential return on investment related to oil and natural gas properties and in evaluating acquisition opportunities. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating us. PV-10 is not a measure of financial or operating performance under GAAP, nor is it intended to represent the current market value of our estimated oil and natural gas reserves. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP.

The following table represents a reconciliation of our PV-10 to Standard Measure of discounted future net cash flows.

At December 31, 2010
(unaudited)
Present value of estimated future net revenues before asset retirement obligations	$15,068,455
Present value of estimated asset retirement obligations, discounted at 10%	(189,196)
Present value of estimated future net revenues (PV-10)	14,879,258
Future income taxes, discounted at 10%	(5,951,703)
Standardized measure of discounted future net cash flows	$8,927,555

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

Future cash inflows were computed by applying average prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) and using the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions.

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

The following table presents the standardized measure of discounted estimated net cash flows relating to proved oil and gas reserves for 2010 and 2009:

	2010			2009
	USA	Colombia	Combined	USA	Colombia	Combined
Future cash inflows	10,818,153	17,836,030	28,654,183	8,784,999	19,295,192	28,080,191
Furture production costs	(2,190,590)	(5,378,116)	(7,568,706)	(1,209,737)	(7,617,572)	(8,827,309)
Future development costs	(175,000)	(855,964)	(1,030,964)	(175,000)	(1,255,652)	(1,430,652)
Future abanonment costs	(92,000)	(159,800)	(251,800)	(92,000)	(159,800)	(251,800)
Future income tax expenses	(3,344,225)	(4,576,860)	(7,921,085)	(2,923,305)	(4,104,867)	(7,028,172)

Future net cash flow	5,016,338	6,865,290	11,881,628	4,384,957	6,157,301	10,542,258
10% annual discount for estimated timing of cash flows	(1,347,237)	(1,606,836)	(2,954,073)	(1,058,414)	(1,802,770)	(2,861,184)
Standardized measure of discounted future net cash flow	3,669,101	5,258,454	8,927,555	3,326,543	4,354,531	7,681,074

The principal changes in the standardized measure of discounted future net cash flows during 2010 were as follows:

	2010
	USA	Colombia	Combined
Extensions			—
Revisions of previous estimates
Price changes	1,236,280	9,001,264	10,237,544
Quantity Changes	197,050	(3,429,348)	(3,232,298)
Changes in production rates, timing and other	(661,387)	(3,552,585)	(4,213,972)
Development costs incurred		(229,738)	(229,738)
Changes in estaimted future development costs	—	399,688	399,688
Purchase of Minterals in place
Sales of oil and gas, net of production costs	(8,464)	(813,366)	(821,830)
Accretion of discount			—
Net change in income taxes	(420,920)	(471,993)	(892,913)
Net increase/ (decrese)	342,558	903,923	1,246,481

