Form 10-Q/A
period 2010-12-31
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2011-09-07
CIK 1405686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _____ to _____

OSAGE EXPLORATION AND DEVELOPMENT, INC.

(Exact name of small business issuer as specified in its charger)

Delaware	0-52718	26-0421736
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

2445 5th Avenue Suite 310 San Diego, CA 92101	(619) 677-3956
(Address of principal executive	(Issuer’s telephone number)
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

Yes ☐           No ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of August 12, 2011 was 47,299,775.

Explanatory Note

Osage Exploration and Development, Inc. (referred to herein, as, “Osage,” the “Company,” “we,” “us,” and “our”) are filing this Amendment No. 1 (this “Amendment”) to our Form 10-Q for the quarterly period ended June 30, 2011 (“June 30, 2011 Form 10Q”) which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 12 2011.

This Amendment is being filed solely to add, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and in response to a comment from the Staff of the SEC, revised certifications by our principal executive officer and principal financial officer under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, respectively, as Exhibits 31.1 and 31.2.

Because no other exhibits are being filed with this Amendment, the exhibit index included herewith lists only those exhibits and not the exhibits that were incorporated by reference into or attached to the June 30, 2011 Form 10Q.

This Amendment does not change our previously reported financial statements or the other financial disclosures contained in the June 30, 2011 Form 10Q. Except as stated herein, this Amendment does not reflect events occurring after the filing of the June 30, 2011 Form 10Q and no attempt has been made in this Amendment to modify or update other disclosures as presented in the June 30, 2011 Form 10Q.

ii

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY

TABLE OF CONTENTS

Page

PART II – OTHER INFORMATION

Item 6 Exhibits	1

Signatures	1

iii

PART II – OTHER INFORMATION

Item 6       Exhibits

See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

OSAGE EXPLORATION AND DEVELOPMENT, INC. (Registrant)

Date: September 6, 2011	By:	/s/ Kim Bradford
Kim Bradford
President and Chief Executive Officer

Date: September 6, 2011	By:	/s/ Kim Bradford
Kim Bradford
Principal Financial Officer

1

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

2