Form 10-Q
period 2011-09-30
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2011-11-10
CIK 1405686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ☐      No ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of November 10, 2011 was 47,799,775.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	2011	2010
	(unaudited)
ASSETS

Current Assets:
Cash and equivalents	$2,885,132	$307,566
Accounts receivable, net of $0 allowance	295,878	74,678
Prepaid expenses	98,796	39,441
Total Current Assets	3,279,806	421,685

Property and Equipment, at cost:
Oil and gas properties and equipment, Successful Efforts Method	3,119,396	2,818,833
Capitalized asset retirement costs	46,146	46,146
Other property & equipment	76,671	54,861
	3,242,213	2,919,840
Less: accumulated depletion, depreciation and amortization	(1,239,598)	(939,639)
	2,002,615	1,980,201

Bank CD pledged for bond	30,000	30,000
Note receivable	11,000	—

Total Assets	$5,323,421	$2,431,886

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$217,201	$202,880
Accrued expenses	870,308	872,308
Total Current Liabilities	1,087,509	1,075,188

Liability for Asset Retirement Obligations	59,399	57,746
Total Liabilities	1,146,908	1,132,934

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.0001 par value, 190,000,000 shares authorized; 47,799,775 and 46,649,775 shares issued and outstanding	4,780	4,665
Additional-Paid-in-Capital	12,080,729	11,795,844
Stock Purchase Notes Receivable	(95,000)	(95,000)
Accumulated Deficit	(7,525,775)	(10,093,679)
Accumulated Other Comprehensive Loss - Currency Translation Loss	(288,221)	(312,878)
Total Stockholders' Equity	4,176,513	1,298,952

Total Liabilities and Stockholders' Equity	$5,323,421	$2,431,886

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Operating Revenues
Oil	$382,059	$376,555	$1,395,192	$1,068,373
Pipeline	472,141	91,392	1,063,202	198,685
Total Operating Revenues	854,200	467,947	2,458,394	1,267,058

Operating Costs and Expenses
Operating	283,201	169,644	702,378	458,657
General and Administrative	419,263	354,258	1,188,643	1,054,655
Equity Tax	35,483	75,619	405,935	1,007,567
Depreciation, Depletion and Accretion	112,900	89,995	322,607	267,402
Stock Based Compensation	150,000	39,300	250,000	39,300
Total Operating Expenses	1,000,847	728,816	2,869,563	2,827,581

Operating Loss	(146,647)	(260,869)	(411,169)	(1,560,523)

Other Income (Expenses):
Interest Income	4,411	546	6,080	2,756
Interest Expense	(551)	(513)	(136,653)	(1,574)
Gain from Assignment of Leases		—	3,109,646
Income/ (Loss) before Income Taxes	(142,787)	(260,836)	2,567,904	(1,559,341)

Provision for Income Taxes	—	—	—	—

Net Income/ (Loss)	(142,787)	(260,836)	2,567,904	(1,559,341)

Other Comprehensive Income, net of tax:
Foreign Currency Translation Adjustment	17,861	75,015	24,657	182,959

Comprehensive Income/ (Loss)	$(124,926)	$(185,821)	$2,592,561	$(1,376,382)

Basic and Diluted Income/ (Loss) per Share	$(0.00)	$(0.01)	$0.05	$(0.03)

Weighted average number of common share and common share equivalents used to compute basic and dilluted Loss per Share	47,576,949	45,599,499	47,084,024	45,875,709

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2011	2010
Cash flows from Operating Activities:
Net Income/ (Loss)	$2,567,904	$(1,559,341)
Adjustments to reconcile net income/ (loss) to net cash (used)/provided by operating activites:
Shares issued for services	250,000	39,300
Shares issued for interest	35,000
Gain on Assignment of Leases	(3,109,646)
Accretion of Asset Retirment Obligation	1,653	1,503
Provision for depletion, depreciation amortization and valuation allowance	322,607	267,402
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(220,357)	146,343
Increase in other current assets	(32,381)	—
Increase in prepaid expenses	(28,832)	(21,912)
Increase in accounts payable and accrued expenses	14,531	885,103
Net cash used by operating activities	(199,521)	(241,602)

Cash flows from Investing Activities:
Pipeline reimbursement by operator	—	154,289
Net proceeds from assignment of leases	4,758,980	—
Investments in Oil & Gas properties	(1,961,329)	(120,051)
Investment in Non Oil and Gas assets	(21,810)	(2,738)
Net cash provided by investing activities	2,775,841	31,500

Cash flows from Financing Activities:
Proceeds from Promissory Notes	700,000	—
Payments on Promissory Notes	(700,000)	(2,983)
Net cash used by financing activities	—	(2,983)

Effect of exchange rate on cash and equivalents	1,246	(78,152)

Net increase/ (decrease) in cash and equivalents	2,577,566	(291,237)

Cash and equivalents beginning of period	307,566	1,174,989

Cash and equivalents at end of period	$2,885,132	$883,752

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payment for Interest	$100,000	$71
Cash Payment for Income Taxes	$—	$—

Non-Cash Transactions:
Cancellation of shares for notes receivable	$—	$47,500

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited) and December 31, 2010

1. BASIS OF PRESENTATION

Osage Exploration and Development, Inc. (“Osage” or the “Company”) prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“United States”) for interim financial information and pursuant to the rules and Regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K. These financial statements should be read together with the financial statements and notes in the Company’s 2010 Form 10-K filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) in the USA were condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

Going Concern

The Company incurred significant losses in the last three years and has an accumulated deficit of $7,525,775 at September 30, 2011 and $10,093,679 (audited) at December 31, 2010. Substantial portions of the losses are attributable to asset impairment charges, stock based compensation, professional fees and interest expense. The Company's operating plans require additional funds that may take the form of debt or equity financings. There is no assurance that additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

There is no assurance the Company can accomplish these steps and it is uncertain the Company will achieve profitable operations and obtain additional financing. There is no assurance that additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and accounts receivable. Cash balances exceeded FDIC insurance protection levels by $2,005,077 at September 30, 2011, and at certain points throughout the year, subjecting the Company to risk related to the uninsured balance. The Company’s deposits are held at large established bank institutions and it believes that the risk of loss associated with these uninsured balances is remote.

Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers and working interest owners.

Sales to one customer comprised approximately 55% of Osage’s total revenues for the three and nine months ended September 30, 2011. In the three and nine months ended September 30, 2010 this same customer accounted for approximately 75% and 78% of total revenues, respectively. Osage believes that, in the event that its primary customer was unable or unwilling to continue to purchase Osage’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Fair Value of Financial Instruments

As of September 30, 2011 and December 31, 2010, the fair value of cash, accounts receivable and accounts payable approximate carrying values because of the short-term maturity of these instruments.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and consist primarily of furniture and office equipment. Depreciation is computed on a straight-line basis over the estimated useful lives of three to five years.

Revenue Recognition

We recognize sales from one of our properties using the sales method. Under the sales method, the working interest owners recognize sales of oil and gas regardless of the amount produced for the period. The sales method assumes that any production sold by a working interest owner comes from that party’s share of the total reserves in place. Thus, whatever quantity is sold in any given period is the revenue for that party. No receivables, payables or unearned revenue are recorded unless a working interest owner’s aggregate sales from the property exceed its share of the total reserves in place. If such a situation arises, the parties would likely choose to cash balance or in some instances, the over delivered partner might choose to negotiate to buy out the under delivered party’s share. For the nine months ending September 30, 2011, we recognized sales of $1,262 and 13 barrels in excess of production. For the year ending December 31, 2010, we recognized sales of $108,918 and 1,344 barrels in excess of production. At September 30, 2011, the company’s share of reserves exceeded 200,596 barrels.

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

Subsequent Events

Osage evaluated all transactions from September 30, 2011 through the financial statement issuance date for subsequent event disclosure.

Income Tax

The Company follows FASB ASC topic 740 (“ASC 740”) “Accounting for Uncertainty in Income Taxes.” As a result of the implementation of ASC 740, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by ASC 740. As a result of the implementation of ASC 740, the Company recognized no material adjustments to liabilities or stockholders equity.

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the Consolidated Statement of Operations.

The Company did not have a provision for income taxes for 2011 or 2010. Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its U.S. operations for the current period.

2. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of September 30, 2011 (unaudited) and December 31, 2010 (audited):

	2011	2010
Properties subject to amortization	$2,216,669	$2,225,369
Properties not subject to amortization	902,727	593,464
Capitalized asset retirement costs	46,146	46,146
	3,165,542	2,864,979
Accumulated depreciation and depletion	(1,191,956)	(897,833)

Oil & Gas Properties, Net	$1,973,586	$1,967,146

On April 21, 2011, we entered into a participation agreement (“Participation Agreement”) with Slawson Exploration Company (“Slawson”) and U.S. Energy Development Corporation (”USE”, Slawson and USE, together, the “Parties”). Pursuant to the terms of the Participation Agreement, Slawson and USE acquired 45% and 30% respectively, of our 10,000 acre Nemaha Ridge prospect in Logan County, OK for $4,875,000. In addition, the Parties shall carry Osage for 10% of the cost of the first three horizontal Mississippian wells. Revenue from wells drilled pursuant to the Participation Agreement shall be allocated 45% to Slawson, 30% to USE and 25% to Osage. Slawson will be the operator of all wells in the Nemaha Ridge prospect. In the quarter ending September 30, 2001, Slawson and USE acquired 45% and 30%, respectively, of an additional 3,388 acres that we offered to them. We are continuing to acquire additional acreage in the Nemaha Ridge prospect and we will offer the additional acreage to the Parties, at our cost, subject to their acceptance.

3. GEOGRAPHICAL INFORMATION

The following table sets forth revenues for the periods reported and assets by geographic location:

	Revenues for the		Revenues for the
	Three Months ended September 30, 2011		Three Months ended September 30, 2010
	Amount	% of Total	Amount	% of Total
Colombia	$844,128	98.8%	$443,253	94.7%
United States	10,072	1.2%	24,694	5.3%
Total	$854,200	100.0%	$467,947	100.0%

	Revenues for the		Revenues for the
	Nine Months ended September 30, 2011		Nine Months ended September 30, 2010
	Amount	% of Total	Amount	% of Total
Colombia	$2,427,250	98.7%	$1,188,620	93.8%
United States	31,144	1.3%	78,438	6.2%
Total	$2,458,394	100.0%	$1,267,058	100.0%

	Long Lived Assets at		Long Lived Assets at
	September 30, 2011		December 31, 2010
Colombia	$2,098,696	64.7%	$2,104,396	72.1%
United States	1,143,517	35.3%	815,444	27.9%
Total	$3,242,213	100.0%	$2,919,840	100.0%

4. PROMISSORY NOTES

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

On April 5, 2011, we issued a secured promissory note (“Secured Promissory Note”) to Peter Hoffman (“Hoffman”), an individual investor for $200,000. The Secured Promissory Note matured August 5, 2011, had a loan fee and prepaid interest of 250,000 shares of common stock, $0.0001 par value, valued at $35,000, and was secured by an assignment of the Company’s future oil and gas leases in Logan County, OK. The Company repaid the Secured Promissory Note on May 24, 2011 with the proceeds of the Participation Agreement. Hoffman owns approximately 13.2% of the Company. The Secured Promissory Note was entered into through arms-length negotiations.

5. COMMITMENTS AND CONTINGENCIES

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

Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasing stringent regulations could require the Company to make additional unforeseen environmental expenditures

The Company maintains insurance coverage it believes is customary in the industry, although it is not fully insured against all environmental risks.

The Company is not aware of any environmental claims existing as of September 30, 2011, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's property.

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

Future minimum rental payments required as of September 30, 2011 under operating leases are as follows by year:

Amount
2012	$39,335
2013	40,586
2014	18,574
Total	$98,495

Rental expense totaled $13,163 and $40,263 for the three and nine months ended September 30, 2011, respectively. Rental expense totaled $14,400 and $41,555 for the three and nine months ended September 30, 2010, respectively.

LEGAL PROCEEDINGS

Except as set forth below, the Company is not a party to any litigation, other than ordinary routine litigation that has arisen in the normal course of its business and that of its subsidiaries.

In the quarter ending March 31, 2010, the Company recorded a charge of 1,675,235,000 Colombian Pesos ($860,937) as, in the first quarter of 2010, we were notified by Division de Impuestos y Actuanas Nacionales (“DIAN”), the Colombian tax authorities, that Cimarrona owes this amount for taxes assessed on its equity value relating to its operations in 2001 and 2003 prior to its ownership by us. In order to compute the equity value the equity tax is assessed upon, Cimarrona subtracted the cost of its non-producing wells in 2001 and 2003. However, DIAN’s position is that as long as the field is productive, Cimarrona should not have subtracted the cost of the non-producing wells. In May 2011, we settled in full the 2001 liability with DIAN and paid 613,772,000 Colombian Pesos ($345,341). DIAN has indicated that it now believes the 2003 tax amount should be 1,627,552,000 Colombian Pesos ($915,749) and the Company therefore recorded a charge in the quarter ending June 30, 2011 of 563,089,000 Colombian Pesos ($310,297). The Company is currently appealing DIAN’s decision on the 2003 equity tax, but in the event the Company loses its appeal, it believes it may need to begin paying the 2003 taxes by the beginning of 2012. The Company believes that, in the event it loses its appeal, it may be able to make these tax payments over a three to seven year period.

6. MAJOR CUSTOMERS

In the three months ended September 30, 2011 and 2010 and in the nine months ended September 30, 2010, three customers accounted for all of the Company’s sales. In the nine months ended September 30, 2011, four customers accounted for all of the Company’s sales.

	Three Months ended		Three Months ended
	September 30, 2011		September 30, 2010
	Amount	% of Total	Amount	% of Total
HOCOL	$371,987	43.5%	$351,861	75.2%
Pacific	472,141	55.3%	91,392	19.5%
Coffeyville	10,072	1.2%	—	0.0%
Sunoco	—	0.0%	24,694	5.3%
Total	$854,200	100.0%	$467,947	100.0%

	Nine Months ended		Nine Months ended
	September 30, 2011		September 30, 2010
	Amount	% of Total	Amount	% of Total
HOCOL	$1,364,048	55.5%	$989,935	78.1%
Pacific	1,063,202	43.2%	198,685	15.7%
Coffeyville	10,072	0.4%	—	0.0%
Sunoco	21,072	0.9%	78,438	6.2%
Total	$2,458,394	100.0%	$1,267,058	100.0%

7. ASSET RETIREMENT OBLIGATIONS

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

There are no legally restricted assets for the settlement of asset retirement obligations. A reconciliation of the Company's asset retirement obligations for the periods presented is as follows:

	September 30, 2011			December 31, 2010
	Colombia	United States	Combined	Colombia	United States	Combined
Beginning Balance	$35,719	$22,027	$57,746	$35,719	$20,023	$55,742
Accretion expense	—	1,653	1,653	—	2,004	2,004

Ending Balance	$35,719	$23,680	$59,399	$35,719	$22,027	$57,746

8. CHANGE IN EQUITY

During the nine months ended September 30, 2011, the Company issued 1,150,000 shares, valued at $285,000. 900,000 shares, valued at $250,000 were issued to three consultants and were charged to operating expenses, while 250,000 shares, valued at $35,000 were issued as a loan fee and prepaid interest pursuant to the Secured Promissory Note, as more fully described in footnote 5 above. During the 3 months ended September 30, 2011, the Company issued 500,000 shares, valued $150,00 to one consultant. The shares were valued based upon the closing stock price at the date of issuance.

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

The Cimarrona property is subject to an Ecopetrol Association Contract (the “Association Contract”) whereby we pay Ecopetrol S.A. (“Ecopetrol”) royalties of 20% of the oil produced. The pipeline is not subject to the Association Contract. The royalty amount for the Cimarrona property is paid in oil. In addition to the royalty, according to the Association Contract, Ecopetrol may, for no consideration, become a 50% partner, once an audit of revenues and expenses indicate that the partners in the Association Contract have a received a 200% reimbursement of all historical costs to develop and operate the Guaduas field. We believe that Ecopetrol could become a 50% partner in 2012, which would effectively reduce our cash flows by 50%. In addition, in 2022, the Association Contract with Ecopetrol terminates, at which time we will have no economic interest remaining in this property. The property and the pipeline are both operated by Pacific, which owns 90.6% of the Guaduas field. Pipeline revenues generated from Cimarrona primarily relate to transportation costs charged to third party oil producers, including Pacific.

In 2010, we began to acquire oil and gas leases in Logan County, Oklahoma targeting the Mississippian formation. The Mississippian formation is located on the Anadarko Shelf in northern Oklahoma and south-central Kansas. The top of this expansive carbonate hydrocarbon system is encountered between 4,000 and 6,000 feet and lies stratigraphically between the Pennsylvanian-aged Morrow Sand and the Devonian-aged Woodford Shale formations. The Mississippian formation may reach 600 feet in gross thickness and the targeted porosity zone is between 50 and 300 feet in thickness. The formation’s geology is well understood as a result of the thousands of vertical wells drilled and produced there since the 1940s. Beginning in 2007, the application of horizontal cased-hole drilling and multi-stage hydraulic fracturing treatments have demonstrated the potential for extracting significant additional quantities of oil and natural gas from the formation.

On April 21, 2011, we entered into the Participation Agreement with Slawson and USE. Pursuant to the terms of the Participation Agreement, Slawson and USE acquired 45% and 30% respectively, of our 10,000 acre Nemaha Ridge prospect located in Logan County, OK for $4,875,000. In addition, Slawson and USE shall carry Osage for 10% of the cost of the first three horizontal Mississippian wells. Revenue from wells drilled pursuant to the Participation Agreement shall be allocated 45% to Slawson, 30% to USE and 25% to Osage. Slawson will be the operator of all wells in the Nemaha Ridge prospect. In the quarter ending September 30, 2001, Slawson and USE acquired 45% and 30%, respectively, of an additional 3,388 acres that we offered to them. We are continuing to acquire additional acreage in the Nemaha Ridge prospect and we will offer the additional acreage to Slawson and USE, at our cost, subject to their acceptance.

We anticipate we will need to raise at least $2,000,000 to provide for requirements for the next twelve months to be used primarily for our share of drilling costs in the Nemaha Ridge Prospect. At present, the revenues generated from our properties are only sufficient to cover field operating expenses and a portion of our overhead.

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

Results of Operations

Three Months ended September 30, 2011 compared to Three Months ended September 30, 2010

	2011		2010		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Oil Sales	$382,059	44.7%	$376,555	80.5%	$5,504	1.5%
Pipeline Sales	472,141	55.3%	91,392	19.5%	380,749	416.6%
Total Revenues	$854,200	100.0%	$467,947	100.0%	$386,253	82.5%

Oil Sales

Oil Sales for the three months ended September 30, 2011 were $382,059, an increase of $5,504, or 1.5%, compared to $376,655 for the three months ended September 30, 3010. The increase is due primarily to an increase in oil prices, offset by a decrease in barrels (“BBLs”) sold. In Colombia, we sold 4,000 BBLs at an average gross price of $96.37 per barrel in the three months ended September 30, 2011 compared to 5,000 BBLs at an average gross price of $72.92 for the three months ended September 30, 2010. In the United States, we sold 161BBLs at an average gross price of $82.73 for the three months ended September 30, 2011 compared to 467 BBLs at an average gross price of $71.90 for the three months ended September 30, 2010.

Pipeline Sales

The Guaduas pipeline connects with the ODC pipeline (the “ODC Pipeline”) to transport oil to the port of Covenas in Colombia. Pipeline sales were $472,141 in the three months ended September 30, 2011, an increase of $380,749, or 416.6% compared to $91,392 in the three months ended September 30, 2010. In the three months ended September 30, 2011, the pipeline transported 2.69 million BBls (our share was approximately 253,000 BBLs) compared to 0.95 million BBls (our share was approximately 89,000 BBLs) in the three months ended September 30, 2010

Total revenues were $854,200 for the three months ended September 30, 2011, an increase of $386,253, or 82.5%, compared to $467,947 for the three months ended September 30, 2010. Pipeline sales accounted for 55.3% and 19.5% of total revenues in the three months ended September 30, 2011 and 2010, respectively.

Production

	2011		2010		Increase/(Decrease)
	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
Colombia	4,605	96.6%	4,220	90.0%	385	9.1%
United States	161	3.4%	467	10.0%	(306)	(65.5)%
Total	4,766	100.0%	4,687	100.0%	79	1.7%

Production, net of royalties for the three months ended September 30, 2011 was 4,766 BBLs, an increase of 79 BBLs, or 1.7%, compared to 4,687 BBLs for the three months ended September 30, 2010. Colombian production increased by 385 BBLs, while production in the United States decreased by 306 BBls. Colombian production accounted for 96.6% and 90.0% of total production in the three months ended September 30, 2011 and 2010, respectively.

Operating Costs and Expenses

	2011		2010		Change
		Percent of		Percent of		Percent of
	Amount	Sales	Amount	Sales	Amount	Sales
Operating Expenses
Operating	$283,201	33.2%	$169,644	36.3%	$113,557	66.9%
General & Administrative	419,263	49.1%	354,258	75.7%	65,005	18.3%
Equity Tax	35,483	3.5%	75,619	16.2%	(40,136)	(53.1)%
Depreciation , Depletion and Accretion	112,900	13.2%	89,995	19.2%	22,905	25.5%
Stock Based Compensation	150,000	17.6%	39,300	8.4%	110,700	281.6%
Total Operating Expenses	$1,000,847	117.2%	$728,816	155.7%	$272,031	37.3%

Operating Expenses

Our operating expenses were $283,201 in the three months ended September 30, 2011 compared to $169,644 in the three months ended September 30, 2010, due primarily to an increase in operating costs in both Colombia and Oklahoma. Operating expenses as a percentage of total revenues decreased to 33.2% in the three months ended September 30, 2011 from 36.3% in the three months ended September 30, 2010 as the increase in revenues exceeded the increase in operating expenses.

The Company’s average production cost per barrel for the three months ended September 30, 2011 and September 30, 2010 is as follows:

	2011			2010
	USA	Colombia	Total	USA	Colombia	Total
Average Production per Barrel	$219.76	$25.27	$30.56	$58.08	$20.30	$23.37

General and Administrative Expenses

General and administrative expenses were $419,263 in the three months ended September 30, 2011, an increase of $65,005 or 18.3%, compared to $354,258 in the three months ended September 30, 2010. The increase is due primarily to increased professional fees. As a percent of total revenues, general and administrative expenses decreased from 75.7% in the three months ended September 30, 2010 to 49.1% in the three months ended September 30, 2011 as the increase in revenues exceeded the increase in general and administrative expenses.

Equity Tax

Division de Impuestos y Actuanas Nacionales (“DIAN”), the Colombian tax authorities, levies a tax based on the equity value of Cimarrona. Equity tax was $35,483 in the three months ended September 30, 2011, a decrease of $40,136 or 53.1%, compared to $75,619 in the three months ended September 30, 2010.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $112,900 in the three months ended September 30, 2011 and $89,995 in the three months ended September 30, 2010. The increase is primarily due to increased Colombian oil production.

Stock Based Compensation Expense

Stock based compensation expense was $150,000 in the three months ended September 30, 2011 compared to $39,300 in the three months ended September 30, 2010. Stock based compensation expense for the three months ended September 30, 2011 resulted from the issuance of 500,000 shares for services to a consultant, while stock based compensation expense for the three months ended September 30, 2010 resulted from the issuance of 2,400,000 shares to an officer, a new board member and a consultant. The shares were valued based upon the closing stock price at the date of issuance.

Loss from Operations

Loss from operations was $146,647 and $260,869 in the three months ended September 30, 2011 and 2010, respectively. Loss from operations improved $114,222 as revenues increased by $386,253 while operating expenses increased by $272,031.

Interest Expense

Interest expense was $551 and $513 in the three months ended September 30, 2011 and 2010, respectively.

Interest Income

Interest Income was $4,411 and $546 in the three months ended September 30, 2011 and 2010, respectively. The increase in interest income is primarily due to higher cash balances in the three months ended September 30, 2011 resulting from the assignment of oil and gas leases in Logan County, Oklahoma pursuant to the Participation Agreement.

Provision for Income Taxes

Provision for income taxes was zero in the three months ended September 30, 2011 and 2010. Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its U.S. operations for the current period.

Net Loss

Net loss was $142,787 in the three months ended September 30, 2011 compared to a net loss of $260,836 in the three months ended September 30, 2010.

Foreign Currency Translation Gain

Foreign currency translation gain was $17,861 in the three months ended September 30, 2011 compared to a foreign currency translation gain of $75,015 in the three months ended September 30, 2010. The Colombian Peso to Dollar Exchange Rate averaged 1,793 and 1,833 for the three months ended September 30, 2011 and 2010, respectively and was 1,934 and 1,803 at September 30, 2011 and September 30, 2010, respectively.

Comprehensive Loss

Comprehensive loss was $124,926 in the three months ended September 30, 2011 compared to a comprehensive loss of $185,821 in the three months ended September 30, 2010. The $60,895 improvement is due to the $118,049 improvement in net loss, offset by a $57,154 decrease in the foreign currency translation gain.

Results of Operations

Nine Months ended September 30, 2011 compared to Nine Months ended September 30, 2010

	2011		2010		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Oil Sales	$1,395,192	56.8%	$1,068,373	84.3%	$326,819	30.6%
Pipeline Sales	1,063,202	43.2%	198,685	15.7%	864,517	435.1%
Total Revenues	$2,458,394	100.0%	$1,267,058	100.0%	$1,191,336	94.0%

Oil Sales

Oil Sales for the nine months ended September 30, 2011 were $1,359,192, an increase of $326,819, or 30.6%, compared to $1,068,373 in the nine months ended September 30, 2010. The increase is due primarily to an increase in oil prices, offset by a decrease in BBLs sold in the United States. In Colombia, we sold 14,000 BBLs in the nine months ended September 30, 2011 at an average gross price of $100.96 per barrel compared to 14,000 BBLs at an average gross price of $73.27 in the nine months ended September 30, 2010. In the United States, we sold 470 BBLs at an average gross price of $87.92 in the nine months ended September 30, 2011 compared to 1,442 BBLs at an average gross price of $72.13 in the nine months ended September 30, 2010.

Pipeline Sales

Pipeline sales for the nine months ended September 30, 2011 were $1,063,202, an increase of $864,517, or 435.1%, compared to $198,685 in the nine months ended September 30, 2010. In the nine months ended September 30, 2011, the pipeline transported 6.20 million BBls (our share was approximately 587,000 BBLs) compared to 1.23 million BBls (our share was approximately 116,000 BBLs) in the nine months ended September 30, 2010.

Total revenues for the nine months ended September 30, 2011 were $2,458,394, an increase of $1,191,306, or 94.0%, compared to $1,267,058 in the nine months ended September 30, 2010. Oil sales accounted for 56.8% and 84.3% of total revenues in the nine months ended September 30, 2011 and 2010, respectively.

Production

	2011		2010		Increase/(Decrease)
	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
Colombia	13,987	96.7%	13,748	90.5%	239	1.7%
United States	470	3.3%	1,442	9.5%	(972)	(67.4)%
Total	14,457	100.0%	15,190	100.0%	(733)	(4.8)%

Production for the nine months ended September 30, 2011, net of royalties, was 14,457 BBLs, a decrease of 733 BBLs, or 4.8%, compared to 15,190 BBLs in the nine months ended September 30, 2010. Colombian production accounted for 96.7% and 90.5% of total production in the nine months ended September 30, 2011 and 2010, respectively.

Operating Costs and Expenses

	2011		2010		Change
		Percent of		Percent of		Percent of
	Amount	Sales	Amount	Sales	Amount	Sales
Operating Expenses
Operating	$702,378	28.6%	$458,657	36.2%	$243,721	53.1%
General & Administrative	1,188,643	48.4%	1,054,655	83.2%	133,988	12.7%
Equity Tax	405,935	14.1%	1,007,567	35.6%	(601,632)	(59.7)%
Depreciation , Depletion and Accretion	322,607	13.1%	267,402	21.1%	55,205	20.6%
Stock Based Compensation	250,000	10.2%	39,300	3.1%	210,700	536.1%
Total Operating Expenses	$2,869,563	116.7%	$2,827,581	223.2%	$41,982	1.5%

Operating Expenses

Our operating expenses were $702,378 in the nine months ended September 30, 2011 compared to $458,657 in the nine months ended September 30, 2010, due primarily to an increase in operating costs in Colombia and Oklahoma. Operating expenses as a percentage of total revenues decreased to 28.6% in the nine months ended Septebmer 30, 2011 from 36.2% in the nine months ended September 30, 2010 as the increase in revenues was much greater than the increase in operating expenses.

The Company’s average production cost per barrel for the nine months ended September 30, 2011 and 2010 was as follows:

	2011			2010
	USA	Colombia	Total	USA	Colombia	Total
Average Production per Barrel	$167.31	$33.18	$36.69	$49.10	$21.26	$23.41

General and Administrative Expenses

General and administrative expenses were $1,188,643 in the nine months ended September 30, 2011, an increase of $133,988 or 12.7%, compared to $1,054,655 in the nine months ended September 30, 2010. The increase is due primarily increased professional fees, travel and printing expenses. As a percent of total revenues, general and administrative expenses decreased from 83.2% in the nine months ended September 30, 2010 to 48.4% in the nine months ended September 30, 2011 as the increase in revenues was greater than the increase in general and administrative expenses.

Equity Tax

Equity tax was $405,935 in the nine months ended September 30, 2011, a decrease of $601,632 or 59.7%, compared to $1,007,567 in the nine months ended September 30, 2010. In the three months ended March 31, 2010, the Company recorded an equity tax expense of 1,675,235,000 Colombian Pesos ($860,937) as, in the first quarter of 2010, we were notified by the DIAN, that Cimarrona owes this amount for taxes assessed on its equity value relating to its operations in 2001 and 2003 prior to its ownership by us. In order to compute the equity value the equity tax is assessed upon, Cimarrona subtracted the cost of its non-producing wells in 2001 and 2003. However, DIAN’s position is that as long as the field is productive, Cimarrona should not have subtracted the cost of the non-producing wells. In May 2011, we settled in full the 2001 liability with DIAN and paid 613,772,000 Colombian Pesos ($345,341). DIAN has indicated that it now believes the 2003 tax amount should be 1,627,552,000 Colombian Pesos ($915,749) and the Company therefore recorded an expense in the quarter ending June 30, 2011 of 563,089,000 Colombian Pesos ($310,297). The Company is currently appealing DIAN’s decision on the 2003 equity tax, but in the event the Company loses its appeal, it believes it may need to begin paying the 2003 taxes by the beginning of 2012. The Company believes that, in the event it loses its appeal, it may be able to make these tax payments over a three to seven year period.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $322,607 in the nine months ended September 30, 2011 and $267,402 in the nine months ended September 30, 2010. The increase is primarily due to increased Colombian oil production.

Stock Based Compensation Expense

Stock based compensation expense was $250,000 in the nine months ended September 30, 2011 compared to $39,300 in the nine months ended September 30, 2010. Stock based compensation expense for the nine months ended September 30, 2011 resulted from the issuance of 900,000 shares to three consultants, while stock based compensation expense for the nine months ended September 30, 2010 resulted from the issuance of 2,400,000 shares to an officer, a new board member and a consultant. The shares were valued based upon the closing stock price at the date of issuance.

Loss from Operations

Loss from operations was $411,169 and $1,560,523 in the nine months ended September 30, 2011 and 2010, respectively. Loss from operations improved $1,149,354 as revenues increased by $1,191,336, while operating expenses increased by only $41,982.

Interest Expense

Interest expense was $136,653 in the nine months ended September 30, 2011 compared to $1,574 in the nine months ended September 30, 2010, an increase of $135,079. $135,000 of the increase is related to the interest on the Blackrock Promissory Note and the value of the shares issued as loan fee and prepaid interest on the Secured Promissory Note.

Other Income

Other income totaled $3,115,726 in the nine months ended September 30, 2011 compared to $2,756 in the nine months ended September 30, 2010. The nine months ended September 30, 2011 included a gain of $3,109,646 from assignment of leases in Logan County, Oklahoma pursuant to the Participation Agreement as more fully described in footnote 2.

Provision for Income Taxes

Provision for income taxes was zero in the nine months ended September 30, 2011 and 2010. Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its U.S. operations for the current period.

Net Income/(Loss)

Net income was $2,567,904 in the nine months ended September 30, 2011 compared to a net loss of $1,559,341 in the nine months ended September 30, 2010. The $4,127,245 improvement is due primarily to the $3,109,646 gain from assignment of leases and the $1,191,306 increase in revenues in the nine months ended September 30, 2011.

Foreign Currency Translation Gain

Foreign currency translation gain was $24,657 in the nine months ended September 30, 2011 compared to a foreign currency translation gain of $182,959 in the nine months ended September 30, 2010. The Colombian Peso to Dollar Exchange Rate averaged 1,823 and 1,911 for the nine months ended September 30, 2011 and 2010, respectively and was 1,934 and 1,803 at September 30, 2011 and September 30, 2010, respectively.

Comprehensive Income /(Loss)

Comprehensive income was $2,592,561 in the nine months ended September 30, 2011 compared to a comprehensive loss of $1,376,382 in the nine months ended September 30, 2010. The $3,968,943 improvement is due to the $4,151,902 improvement in net income, offset by the $158,302 decrease in foreign currency translation gain.

Liquidity and Capital Resources

We had working capital of $2,192,297 at September 30, 2011 compared to a working capital deficit of $653,503 at December 31, 2010. Working capital at September 30, 2011 consisted primarily of $2,885,132 of cash and equivalents and $295,878 of accounts receivable, offset by $870,308 of accrued expenses and $217,201 of accounts payable. Working capital deficit at December 31, 2010 consisted primarily of $872,308 accrued expenses and $202,880 of accounts payable, offset by $307,566 of cash and equivalents and $74,678 of accounts receivable.

Net cash used by operating activities totaled $199,521 in 2011 compared to net cash used by operating activities of $241,602 in 2010. The major components of the net cash used by operating activities in 2011 were the $3,109,646 gain on assignment of leases and the $220,357 increase in accounts receivable, offset by the $2,567,904 net income, $322,607 provision for depreciation and depletion and the $250,000 value of shares issued for services. The major components of the net cash used by operating activities in 2010 were the $1,559,341 net loss, offset by the $885,103 increase in accounts payable and accrued expenses and the $267,402 provision for depreciation and depletion.

Net cash provided by investing activities in 2011 totaled $2,775,841 and consisted primarily of $4,758,980 net proceeds from assignment of leases, offset by $1,961,329 investments in oil and gas properties. Net cash provided by investing activities in 2010 consisted primarily of $154,289 received from Pacific as reimbursement for previously capitalized pipeline expenditures, offset by $120,051 investment in oil and gas properties.

Net cash provided by financing activities totaled zero in 2011, consisting of $700,000 of proceeds from the Blackrock Note and the Secured Promissory Note, both of which were repaid in full in 2011. Net cash used by financing activities totaled $2,983 in 2010 and consisted entirely of payments made on the Promissory Note securing a truck.

Net operating revenues from our oil production are very sensitive to changes in the price of oil which makes it very difficult for management to predict whether or not we will be profitable in the future.

We conduct no product research and development. Any expected purchase of significant equipment is directly related to drilling operations and the completion of successful wells.

We operate our Osage County Property through independent contractors that operate producing wells for several small oil companies. Slawson is the operator of our Nemaha Ridge prospect in Logan County. Pacific Rubiales, owns 90.6% of the Guaduas field and is the operator of that field.

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

We have no material exposure to interest rate changes. We are subject to changes in the price of oil and exchange rates of the Colombian Peso, which are out of our control. In our Cimarrona property in Colombia, we sold oil at prices ranging from $82.21 to $120.22 in 2011 compared to $63.32 to $78.70 per barrel in 2010. In our Osage property, we sold oil at prices ranging from $84.84 to $96.89 in 2011 compared to $68.61 to $77.15 per barrel in 2010. The Colombian Peso to Dollar Exchange Rate averaged 1,824 and 1,911 in 2011 and 2010, respectively. The Colombian Peso to Dollar Exchange Rate was 1,935 and 1,803 at September 30, 2011 and September 30, 2010, respectively.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of September 30, 2011, our oil production operations were conducted in Colombia and in the United States of America. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

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

We recognize sales from one of our properties using the sales method. Under the sales method, the working interest owners recognize sales of oil and gas regardless of the amount produced for the period. The sales method assumes that any production sold by a working interest owner comes from that party’s share of the total reserves in place. Thus, whatever quantity is sold in any given period is the revenue for that party. No receivables, payables or unearned revenue are recorded unless a working interest owner’s aggregate sales from the property exceed its share of the total reserves in place. If such a situation arises, the parties would likely choose to cash balance or in some instances, the over delivered partner might choose to negotiate to buy out the under delivered party’s share. At September 30, 2011, we recognized sales of $1,262 and 13 barrels in excess of production. At December 31, 2010, we recognized sales of $108,918 and 1,344 barrels in excess of production. At September 30, 2011, the Company’s share of reserves exceeded 200,596 barrels.

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

•

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011, utilizing a top-down, risk based approach described in SEC Release No. 34-55929 as suitable for smaller public companies.  Based on this assessment, management determined that the Company’s internal control over financial reporting as of September 30, 2011 is not effective. Based on this assessment, management has determined that, as of September 30, 2011, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management's assessment was the lack of independent oversight by an audit committee of independent members of the Board of Directors. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Given the difficulty of finding qualified individuals who are willing to serve as independent directors, there has been no change in the audit committee.

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

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As a Smaller Reporting Company, our Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

OSAGE EXPLORATION AND DEVELOPMENT, INC. (Registrant)

Date: November 10, 2011	By:	/s/ Kim Bradford
Kim Bradford
President and Chief Executive Officer

Date: November 10, 2011	By:	/s/ Kim Bradford
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
31.1 *

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Kim Bradford, President and Chief Executive Officer (Principal Executive Officer)

31.2 *	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Kim Bradford, Chief Financial Officer (Principal Financial Officer).
32.1 *

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Kim Bradford, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated herein by reference to Exhibit 3.1 to the Osage Exploration and Development, Inc. Form 10-SB Amendment No. 1 filed August 27, 2007
(2)	Incorporated herein by reference to Exhibit 3.2 to the Osage Exploration and Development, Inc. Form 10-SB Amendment No. 1 filed August 27, 2007
*	Filed herewith

