Form 10-K
period 2011-12-31
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2012-03-23
CIK 1405686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

[  ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

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

Indicate by check mark is the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [X]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ]   Accelerated filer [  ]   Non-accelerated filer [  ]   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the issuer’s Common stock held by non-affiliates of the registrant on March 16, 2012 was approximately $21,625,656 based on the closing price of $0.87 as reported on the NASD’s OTC Electronic Bulletin Board system.

As of March 21, 2012, there were 47,974,775 shares of Osage Exploration and Development, Inc., Common stock, par value $0.0001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13.

Transitional Small Business Disclosure Format. Yes[  ] No [X]

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

Our operations in Colombia accounted for approximately 98% and 95% of our total revenues in 2011 and 2010, respectively.

Mississippian

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

The purchase price consisted of 2,750,000 shares of our common stock and a warrant to purchase 1,125,000 shares of common stock at $1.25 per share, expiring April 8, 2013. In addition, we issued 50,000 shares of common stock to a financial advisor and $22,500 as a finder’s fee. The total purchase price for the Cimarrona acquisition was $2,090,345.

The Cimarrona property, but not the pipeline, is subject to an Ecopetrol Association Contract (the “Association Contract”) whereby we pay Ecopetrol S.A. (“Ecopetrol”) royalties of 20% of the oil produced. The royalty is paid in oil. In addition to the royalty, according to the Association Contract, Ecopetrol may, for no consideration, become a 50% partner, once an audit of revenues and expenses indicates the partners in the Association Contract received a 200% reimbursement of all historical costs to develop and operate the Guaduas field. We believe Ecopetrol could become a 50% partner in 2012 which would reduce the cash flows generated by the property by 50%. In addition, in 2022, the Association Contract with Ecopetrol terminates, at which time we will have no economic interest remaining in this property. The property and the pipeline are both operated by Pacific Rubiales Energy Corp. (“Pacific”), which owns 90.6% of the Guaduas field. Pipeline revenues generated from Cimarrona primarily relate to transportation costs charged to third party oil producers, including Pacific. In 2011 and 2010, Pacific reimbursed us $ 0 and $154,289, respectively for capital expenditures related to certain disputes regarding the pipeline. These amounts were originally included as capitalized costs of the pipeline. No gain or loss was recognized from these transactions.

Osage, Oklahoma

In 2005, we purchased, for $103,177, 100% of the working interest and became the operator in certain producing oil and natural gas leases located in Osage County, Oklahoma (the “Hopper Property”), which property consists of 23 wells, 10 of which are producing, on 480 acres.

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

On March 4, 2005, the Company changed its name to Kachina Gold Corporation. On April 24, 2006, Kachina Gold Corporation merged with Osage Energy Company, LLC. and on May 15, 2006 changed its name to Osage Energy Corporation. On July 2, 2007, the domicile of the Company was changed to Delaware and in connection therewith, the name of the Company was changed to Osage Exploration and Development, Inc. On February 27, 2008, our stock began trading on the NASDAQ OTC Bulletin Board market under the ticker “OEDV.OB”

Our principal office is located at 2445 Fifth Avenue, Suite 310 San Diego, California 92101. Our phone number is (619) 677-3956.

Distribution Methods

We currently generate oil sales from our production operations in Colombia and in the state of Oklahoma and pipeline revenues from our Cimarrona property in Colombia. Historically, all of the oil produced on our Hopper Property in Osage County, Oklahoma was sold to Sunoco, Inc. (“Sunoco”). However, starting in September 2011, all of the oil produced in the Hopper Property is sold to Coffeyville Resources Refining & Marketing, LLC (“Coffeyville”). Coffeyville picks up oil from our tanks and pays us according to market prices at the time of pick up. There is significant demand for oil and there are several companies in our area that purchase oil from small oil producers.

In Colombia, we sell oil from the Guaduas field, where we sell all of our oil production to Hocol, S.A. (“Hocol”). We believe that if Hocol discontinued oil purchases, we will be able to replace it with other customers which would purchase the oil at terms standard in the industry. All of our pipeline revenues are generated from sales volumes attributable to Pacific, the operator of the Cimarrona property. For 2011, Hocol, Pacific, Coffeyville and Sunoco accounted for 53.1%, 45.4%, 0.9% and 0.6%, respectively, of total revenues. For 2010, Hocol, Pacific and Sunoco accounted for 74.7%, 19.9% and 5.4%, respectively, of total revenues.

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

In our Hopper Property in Oklahoma, we pay royalties of 18.75% of oil and gas sales, net of taxes, to the Osage Nation. If our production increases to more than 100 barrels of oil per producing well per day, the royalty will increase to 20.0%. The leases do not expire, and royalties are owed as long as there is production on the property.

Royalty rates range from 12.5% to 25.0% on our leases in Logan, Coal and Pawnee counties in Oklahoma. Most of our leases require us to drill a well on the lease within three years of entering into a lease. If we do not drill during that time and do not have an option to extend the lease, we will lose that lease.

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

Existing or Probable Governmental Regulations

We, currently, are active in the country of Colombia and the state of Oklahoma. The development and operation of oil and gas properties is highly regulated by states and/or foreign governments. In some areas of exploration and production, the United States government or a foreign governmental agency regulates the industry.

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

Costs and Effects of Compliance with Environmental Laws

There is a cost in complying with environmental laws that is associated with each well that is drilled or operated, which cost is added to the cost of the operation. Each well will have an additional cost associated with plugging and abandoning the well when it is no longer commercially viable. The estimated costs of dismantlement and abandonment of depleted wells on our Hopper Property in Osage County, Oklahoma and our Rosablanca Property are estimated to be $92,000 and $35,719, respectively. As of December 31, 2011, we have not incurred any dismantlement and abandonment costs. However, we believe that the salvage value of the equipment on the wells will be sufficient in amount to offset some of such costs.

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

Facilities

We lease 1,386 square feet of modern office space in San Diego, California as our corporate headquarters pursuant to a 36 month lease from February 2011. We paid $3,188 per month for the first 12 months, increasing 3.5% in years 2 and 3. In addition, we are responsible for any increases in building operating expenses beyond 2008 base year operating expenses.

We lease approximately 1,000 square feet of modern office space in Oklahoma City, Oklahoma consisting of a large conference room, three offices, a drafting room and a storage room. The lease is based on a verbal agreement with a third party on a month-to-month basis for $1,100.

Available Information

Our Internet website address is www.osageexploration.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge through our Company’s website as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

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

We have incurred significant operating losses in prior years and at December 31, 2011 had an accumulated deficit of $7,558,080. We had an operating loss of $386,403 and $1,622,464 in 2011 and 2010, respectively. In 2011, we recognized a one-time gain of $3,109,646 on assignment of our interest in certain leases in Logan County, Oklahoma. Given the level of operating expenditures and the uncertainty of revenues and margins, we may continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

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

We have adopted provisions in our Certificate of Incorporation and Bylaws which limit the liability of our officers and directors and provide for indemnification by us of our officers and directors to the full extent permitted by Delaware corporate law. Our Certificate of Incorporation generally provides that our officers and directors shall have no personal liability to us or our stockholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit. Such provisions substantially limit our stockholders’ ability to hold officers and directors liable for breaches of fiduciary duty, and may require us to indemnify our officers and directors.

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

There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values. The reserves we report in our filings with the SEC are only estimates and may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable crude oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future crude oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs. Some or all of these assumptions may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of crude oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

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

At our Hopper Property, in Osage County, Oklahoma, we sold oil at $82.73 to $96.89 per barrel in 2011 compared to $68.61 to $85.25 per barrel in 2010. In our Cimarrona property in Colombia, we sold oil at $82.21 to $120.22 per barrel in 2011 compared to $63.32 to $81.04 per barrel in 2010.

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

Our securities are considered low-priced or “designated" securities under rules promulgated under the Exchange Act. Under these rules, broker/dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker/dealers’ duties, the customer’s rights and remedies, certain market and other information, and make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker/dealers must also disclose these restrictions in writing to the customer and obtain specific written consent of the customer, and provide monthly account statements to the customer. The likely effect of these restrictions is a decrease in the willingness of broker/dealers to make a market in the stock, decreased liquidity of the stock and increased transaction costs for sales and purchases of the stock as compared to other securities.

Item 1B. Unresolved Staff Comments

None

Item 2 .Properties

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

Management maintains internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations as promulgated by the SEC. The Company retained Reddy Petroleum Company (“Reddy”) to prepare estimates of our oil and gas reserves in our Hopper Property in Osage County, Oklahoma. Management is responsible for providing the following information related to our oil and gas properties to the firm: working and net revenue interests, historical production rates, current operating and future development costs, and geoscience, engineering and other information. Greg Franklin, our Chief Geologist, reviews the final reserve estimate for completeness and reasonableness and, if necessary, discusses the process used and findings with the designated technical person at Reddy. Our Chief Geologist has over 25 years of oil and gas experience and is a registered professional engineer. The technical person primarily responsible for audit of our reserve estimates at Reddy meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Reddy is an independent firm of petroleum engineers, geologists, geophysicists, and petro physicists; they do not own an interest in our properties and are not employed on a contingent fee basis. Reserve estimates are imprecise and subjective and may change at any time as additional information becomes available. Furthermore, estimates of oil and gas reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

Pacific, the operator and owner of 90.6% of the Guaduas field in Columbia, retained Petrotech Engineering Ltd. (“Petrotech”) to prepare estimates of oil and gas reserves in the Cimarrona property. Management of Pacific provided information relating to working and net revenue interests, historical production rates, current operating and future development costs, and geoscience, engineering and other information. Management of Pacific reviews the final reserve estimate for completeness and reasonableness and, if necessary, discusses the process used and findings with the designated technical person at Petrotech. The report provided by Petrotech is for Pacific’s 90.6% ownership of the field.

The Company’s estimated future net recoverable oil and gas reserves from proved reserves, both developed and undeveloped properties, were assembled by independent petroleum engineers, Petrotech for the Cimarrona property in Colombia as of December 31, 2011 and 2010, and Reddy for the Hopper Property in Osage County, Oklahoma as of December 31, 2011 and 2010, respectively, and are as follows:

	Crude Oil (BBLs)			Natural Gas (MCF)
	Colombia	United States	Total	Colombia	United States	Total
December 31, 2011	124,362	113,193	237,555	364,587	200,980	565,567
December 31, 2010	272,600	126,443	399,043	58,620	200,771	259,391

Using year-end oil and gas prices and lease operating expenses, the estimated value of future net revenues to be derived from the Company’s proved developed oil and gas reserves, discounted at 10%, were approximately $6.48 million and $9.67 million for our 9.4% share of Cimarrona Property at December 31, 2011 and 2010, respectively and $5.35 million and $6.18 million for the Hopper Property in Osage County, Oklahoma, at December 31, 2011 and 2010, respectively.

The Company’s net oil production after royalty and other working interests for 2011 and 2010 were as follows:

	Crude Oil (BBLs)
	Colombia	United States	Total
December 31, 2011	18,365	797	19,162
December 31, 2010	17,607	1,761	19,368

The Company’s average production cost per barrel is as follows:

	2011			2010
	USA	Colombia	Total	USA	Colombia	Total
Average Production Cost per Barrel	$124.51	$32.90	$35.97	$52.34	$20.40	$22.77

The following summarizes the developed leasehold acreage held by the Company as of December 31, 2011 and 2010. Gross acres are the total number of acres in which the Company has a working interest. Net acres are the sum of the Company’s fractional interests owned in the gross acres. Developed acreage is acreage in which we have leased the mineral rights for oil and gas and have drilled or re-worked wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

	Developed Acreage			Developed Acreage
	Gross Acreage			Net Acreage
	Colombia	United States	Combined	Colombia	United States	Combined
December 31, 2011	136,265	480	136,745	12,809	480	13,289
December 31, 2010	136,265	480	136,745	12,809	480	13,289

	Undeveloped			Undeveloped
	Gross Acreage			Net Acreage
	Colombia	United States	Combined	Colombia	United States	Combined
December 31, 2011	-	40,524	40,524	-	8,613	8,613
December 31, 2010	-	8,136	8,136	-	5,364	5,364

The following summarizes the Company’s productive oil wells as of December 31, 2011 and 2010. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which the Company has an interest. Net wells are the sum of the Company’s fractional interests owned in the gross wells.

	Productive Wells			Productive Wells
	Gross Wells			Net Wells
	Colombia	United States	Combined	Colombia	United States	Combined
December 31, 2011	7.0	10.0	17.0	0.7	10.0	10.7
December 31, 2010	7.0	10.0	17.0	0.7	10.0	10.7

Drilling Activity

In 2011, we drilled two salt water disposal wells and commenced drilling the Wolfe#1-29H, our first horizontal Mississippian well in Logan County, Oklahoma. In January 2012, we began drilling the Krittenbrink 2-36H, our second well in Logan County. In 2010, we did not drill any wells.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the OTC Bulletin Board under the symbol “OEDV.OB”. The high and low closing prices, as reported by the OTC Bulletin Board, are as follows for 2011 and 2010. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Year ended December 31, 2011
First Quarter	$0.15	$0.03
Second Quarter	$0.33	$0.13
Third Quarter	$0.62	$0.28
Fourth Quarter	$0.52	$0.27

Year ended December 31, 2010
First Quarter	$0.07	$0.03
Second Quarter	$0.07	$0.03
Third Quarter	$0.05	$0.03
Fourth Quarter	$0.05	$0.02

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

Holders

As of March 15, 2012, there were approximately 300 holders of record of our common stock, which figure does not take into account those stockholders whose certificates are held in the name of broker-dealers or other nominee accounts.

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

The Cimarrona property, but not the pipeline, is subject to the Association Contract whereby we pay Ecopetrol royalties of 20% of the oil produced. The royalty is paid in oil. In addition to the royalty, according to the Association Contract, Ecopetrol may, for no consideration, become a 50% partner, once an audit of revenues and expenses indicates the partners in the Association Contract received a 200% reimbursement of all historical costs to develop and operate the Guaduas field. We believe Ecopetrol could become a 50% partner in 2012 which would reduce the cash flows generated by the property by 50%. In addition, in 2022, the Association Contract with Ecopetrol terminates, at which time we will have no economic interest remaining in this property. The property and the pipeline are both operated by Pacific, which owns 90.6% of the Guaduas field. Pipeline revenues generated from Cimarrona primarily relate to transportation costs charged to third party oil producers, including Pacific.

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

On April 21, 2011, we entered into a participation agreement (the “Participation Agreement”) with Slawson Exploration Company (“Slawson”) and U.S. Energy Development Corporation (“USE”). Pursuant to the terms of the Participation Agreement, Slawson and USE acquired 45% and 30% respectively, of our 10,000 acre Nemaha Ridge prospect in Logan County, OK for $4,875,000. In addition, Slawson and USE shall carry Osage for 7.5% of the cost of the first three horizontal Mississippian wells, such that for the first three horizontal Mississippian wells, the Company will provide 17.5% of the total well costs. After the first three wells, the Company is responsible for 25% of the total well costs. Revenue from wells drilled pursuant to the Participation Agreement shall be allocated 45% to Slawson, 30% to USE and 25% to Osage. Slawson will be the operator of all wells in the Nemaha Ridge prospect. We are acquiring additional acreage in the Nemaha Ridge prospect and will offer the additional acreage to Slawson and USE, at our cost, subject to their acceptance. Since the Participation Agreement was signed, Slawson and USE acquired 45% and 30%, respectively, of an additional 11,844 acres that we offered to them. At December 31, 2011, we had 5,181 net acres (20,723 gross) leased in Logan County. In December 2011, we began drilling the Wolfe 1-29H, our first well in Logan County and in January 2012, we began drilling the Krittenbrink 2-36H, our second well in Logan County.

In July 2011, we entered into an agreement with B&W Exploration, Inc. (“B&W”) whereby we purchased from B&W the Pawnee County prospect targeting the Mississippian, for $8,500. In addition, B&W is also entitled to an overriding royalty interests on the leases acquired and a 12.5% carry on the first $200,000 of lease bonus paid in the form of an assignment of 12.5% of the leases acquired. At December 31, 2011, we had 915 net acres (1,624 gross) leased in Pawnee County.

In 2011, we also began to acquire leases in Coal County, Oklahoma, targeting the Woodford Shale formation. The Woodford Shale formation is located mainly in southeastern Oklahoma in the Arkoma Basin. The Woodford shale lies directly under the Mississippian and started as a vertical play, but horizontal drilling techniques and multi-stage fracturing technology have been used in the Woodford in recent years with much success. The Woodford shale rock is silica-rich, is very brittle and generates lots of natural fractures. At December 31, 2011, we had 2,517 net (6,473 gross) acres leased in Coal County.

At December 31, 2011, we have leased 40,524 gross (8,613 net) acres across three counties in Oklahoma as follows:

	Gross	Net
Logan	32,427	5,181
Pawnee	1,624	915
Coal	6,473	2,517
Total	40,524	8,613

The Company has an accumulated deficit of $7,558,080 at December 31, 2011 and $10,093,679 at December 31, 2010. The Company recognized a one-time gain of $3,109,646 from assignment of leases in Logan County, OK. Excluding this gain, the Company would have recorded a net loss for 2011. Our operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. Our ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

We anticipate we will need to raise at least $10,000,000 over the next 12 months, with the majority of the capital being used to drill additional wells in Logan County. At present, the revenues generated from the Cimarrona and Hopper properties are only sufficient to cover field operating expenses and a portion of our overhead.

We have undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next 12 months and beyond. These steps include (a) assigning a portion of our oil and gas leases in Logan County, Oklahoma (b) controlling overhead and operating and (c) raising additional capital and/or obtaining financing.

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

Results of Operations

Year ended December 31, 2011 compared to year ended December 31, 2010

	2011		2010		Increase/(Decrease)
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Oil Sales	$1,920,834	54.6%	$1,468,070	80.1%	$452,764	30.8%
Pipeline Sales	1,594,889	45.4%	365,707	19.9%	1,229,182	336.1%
Total Revenues	$3,515,723	100.0%	$1,833,777	100.0%	$1,681,946	91.7%

Oil Sales

Oil sales were $1,920,834 in 2011, an increase of $452,764, or 30.8% in 2011, compared to $1,468,070 in 2010. The increase in oil sales is mostly due to an increase in the average price per barrel sold. In Colombia, we sold 19,000 barrels (“BBLs”) in both 2011 and 2010. However, in 2011, we sold oil at an average price per barrel of $101.86 compared to $74.71 in 2010. In the United States, all of our sales came from the Hopper Property in Osage County. We sold 797 BBL in 2011 at an average price of $88.60 per barrel, compared to 1,761 BBLs in 2010 at an average price of $74.02 per barrel.

Pipeline Sales

Pipeline sales were $1,594,889 in 2011, an increase of $1,229,182, or 336.1%, compared to $365,707 in 2010. In 2011, the pipeline transported 9.17 million BBls (our share was approximately 0.86 million BBLs) compared to 2.26 million BBls (our share was approximately 0.21 million BBLs) in 2010.

Total Revenues

Total revenues were $3,515,723, an increase of $1,681,946, or 91.7%, in 2011 compared to $1,833,777 in 2010. Approximately 99% and 95% of our 2011 and 2010 revenues, respectively, were derived from our Cimarrona property in Colombia. Oil sales accounted for approximately 54.6% and 80.1% of total revenues in 2011 and 2010, respectively.

Production

	2011		2010		Increase/(Decrease)
	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
Colombia	18,365	95.8%	17,607	90.9%	758	4.3%
United States	797	4.2%	1,761	9.1%	(964)	-54.7%
Total	19,162	100.0%	19,368	100.0%	(206)	-1.1%

Production, net of royalties, was 19,162 BBLs, a decrease of 206 BBLs, or 1.1% in 2011 compared to 19,368 BBLs in 2010. Colombian production, net of royalties, accounted for 95.8% and 90.9% of total production in 2011 and 2010, respectively.

Operating Costs and Expenses

	2011		2010		Increase/(Decrease)
		Percent of		Percent of
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Operating Expenses
Well Operating	$1,068,087	30.4%	$646,240	35.2%	$421,847	65.3%
General & Administrative	1,686,686	48.0%	1,389,539	75.8%	$297,147	21.4%
Equity Tax	450,064	12.8%	1,029,699	56.2%	$(579,635)	-56.3%
Depreciation , Depletion and Accretion	429,689	12.2%	351,463	19.2%	$78,226	22.3%
Stock Based Compensation Expense	267,600	7.6%	39,300	2.1%	$228,300	580.9%
Total Operating Costs and Expenses	$3,902,126	111.0%	$3,456,241	188.5%	$445,885	12.9%

Well Operating Expenses

Our well operating expenses in 2011 were $1,068,087, an increase of $421,847, or 65.3% compared to $646,240 in 2010. Most of the increase is attributable to increase in operating expenses in Colombia. Colombian oil production and pipeline operating expenses increased by $306,229 and $108,553, respectively, in 2011 compared to 2010. Operating expenses as a percentage of total revenues decreased to 30.4% in 2011 from 35.2% in 2010, as the increase in revenues exceeded the increase in operating expenses.

General and Administrative Expenses

General and administrative expenses in 2011 were $1,686,686, an increase of $297,147, or 21.4% compared to $1,389,539 in 2010. The increase is due primarily to a $162,738 increase in compensation, a $69,313 increase in professional services, a $33,549 increase in travel and $31,801 increase in printing. General and administrative expenses as a percentage of total revenues decreased to 48.0% in 2011 from 75.8% in 2010, as the increase in revenues exceeded the increase in operating expenses.

Equity Tax

Division de Impuestos y Actuanas Nacionales (“DIAN”), the Colombian tax authorities, levies a tax based on the equity value of Cimarrona. The equity tax for 2010 and 2011 is comprised of both current equity taxes as well as taxes that were assessed by DIAN on Cimarrona’s operations in 2001 and 2003 prior to its ownership by us.

			Increase/(Decrease)
	2011	2010	Amount	Percentage
Current Equity Tax	$127,776	$145,957	$(18,181)	-12.5%
2001/2003 Tax Years	322,288	883,742	(561,454)	-63.5%
Total Equity Tax	$450,064	$1,029,699	$(579,635)	-56.3%

In 2010, the Company was notified by DIAN that it owes $883,742 in equity taxes relating to 2001 and 2003 equity tax years. To compute the equity value the equity tax is assessed upon, Cimarrona subtracted the cost of its non-producing wells in 2001 and 2003. However, DIAN’s position is that as long as the field is productive, Cimarrona should not have subtracted the cost of the non-producing wells. In May 2011, we settled in full the 2001 equity liability with DIAN. In January 2012, we were informed by DIAN that we have lost our appeal on the 2003 tax issue and we increased the amount attributable to the 2003 tax year by $322,288 to correspond to the amount DIAN indicates we owe for the 2003 tax year. We are currently in negotiations with DIAN about repayment terms for the 2003 tax year and believe that we may be able to make the 2003 tax payments over a three to five year period.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $429,689 in 2011 compared to and $351,463 in 2010. The increase in depreciation, depletion and accretion is primarily due to increase in depletion expense in the Guaduas field.

Stock Based Compensation Expense

Stock based compensation expense was $267,600 and $39,300 in 2011 and 2010, respectively. 2011 stock compensation expense related to the issuance of shares to four consultants, while 2010 stock based compensation expense related to shares issued to an officer and two consultants. All shares were immediately vested and the value was based on the stock price at the date of issuance.

Loss from Operations

Loss from operations was $386,403 and $1,622,464 in 2011 and 2010, respectively.

Interest Expense

Interest expense was $137,204 and $2,077 in 2011 and 2010. 2011 interest expense is comprised primarily of $100,000 cash interest on the Blackrock Note and $35,000 value of shares issued as interest on the Hoffman note. Both notes were issued and repaid during 2011 as more fully described in Note 5 of the financials.

Gain from Assignment of Leases

We recognized a gain from assignment of leases of $3,109,646 in 2011 compared to $0 in 2010. The 2011 gain related to the assignment of leases in the Nemaha Ridge prospect in Logan County, Oklahoma pursuant to the Participation Agreement.

Provision for Income Taxes

Provision for income taxes was $58,893 in 2011 compared to zero in 2010. Most of the provision for income taxes in 2011 relates to the federal alternative minimum tax resulting from the gain on assignment of leases.

Net Income/(Loss)

Net income was $2,535,599 in 2011 compared to a net loss of $1,621,470 in 2010. The $4,215,962 is due to primarily to the $3,109,646 gain from assignment of leases and the $1,236,061 improvement in operating loss.

Foreign Currency Translation

Foreign currency translation gain was $7,276 and $99,308 in 2011 and 2010, respectively. The Colombian Peso to Dollar Exchange Rate averaged 1,848 and 1,899 in 2011 and 2010, respectively. The Colombian Peso to Dollar Exchange Rate was 1,935 and 1,923 at December 31, 2011 and December 31, 2010, respectively.

Comprehensive Income/(Loss)

Comprehensive income was $2,542,875 in 2011 compared to a comprehensive loss of $1,522,162 in 2010.

Income/(Loss) per Share

Basic and diluted loss per share income was $0.05 in 2011 compared to a loss of $0.04 in 2010.

Liquidity and Capital Resources

We had working capital of $1,061,190 at December 31, 2011, compared to a working capital deficit of $653,503 at December 31, 2010. Working capital at December 31, 2011 consisted primarily of $1,904,023 of cash and equivalents and $293,739 of prepaid expenses, offset by $876,545 of accrued expenses and $323,699 of accounts payable. Working capital deficit at December 31, 2010, consisted primarily of $872,308 of accrued expenses and $202,880 of accounts payable, offset by $307,566 of cash and equivalents.

Net cash provided by operating activities was $57,649 in 2011 compared to net cash used by operating activities of $339,037 in 2010. The major components of net cash provided by operating activities in 2011 were the $2,535,599 net income and the $429,689 provision for depreciation and depletion, offset by the $3,109,646 gain on assignment of leases. The major components of net cash used by operating activities in 2010 were the $1,621,470 net loss, offset by the $745,052 increase in accounts payable and accrued expenses, the $351,463 provision for depreciation and depletion and the $146,675 decrease in accounts receivable.

Net cash used provided by investing activities was $1,559,853 in 2011 compared to net cash used by investing activities of $527,406 in 2010. Net cash provided by investing activities in 2011 consisted primarily of $5,339,797 net proceeds from assignment of leases offset by $3,754,863 investment in oil and gas properties. Net cash used in investing activities in 2010 consisted primarily of the $675,039 investments in oil and gas properties offset by the $154,289 reimbursement by Pacific for the pipeline.

Net cash used by financing activities was $0 and $3,535 in 2011 and 2010, respectively. 2011 consisted of $700,000 of borrowing on promissory notes offset by $700,000 of repayment of those promissory notes.

Net operating revenues from our oil production are very sensitive to changes in the price of oil making it very difficult for management to predict whether or not we will be profitable in the future.

We conduct no product research and development. Any expected purchase of significant equipment is directly related to drilling operations and the completion of successful wells.

We operate our Hopper Property in Osage County, Oklahoma through independent contractors that operate producing wells for several small oil companies. Slawson is the operator in our Logan County, Oklahoma property. Pacific Rubiales, which owns 90.6% of the Guaduas field, is the operator of Cimarrona.

We are responsible for any contamination of land we own or lease. However, we carry pollution liability insurance policies, which may limit some potential contamination liabilities as well as claims for reimbursement from third parties.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have no material exposure to interest rate changes. We are subject to changes in the price of oil and exchange rates of the Colombian Peso, which are out of our control. In our Hopper Property in Osage County, Oklahoma, we sold oil at prices ranging from $82.73 to $95.73 per barrel in 2011 compared to $68.61 to $85.25 per barrel in 2010. In our Cimarrona Property in Colombia, we sold oil at prices ranging from $82.21 to $120.22 per barrel compared to $63.32 to $81.45 per barrel in 2010. The Colombian Peso to Dollar Exchange Rate averaged approximately 1,848 and 1,899 in 2011 and 2010, respectively. The Colombian Peso to Dollar Exchange Rate was 1,935 and 1,923 at December 31, 2011 and December 31, 2010, respectively.

Effect of Changes in Prices

Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil produced by us fluctuated significantly during the last year. Changes in the price that we receive for our oil and gas is set by market forces beyond our control as well as governmental intervention. The volatility and uncertainty in oil and gas prices have made it more difficult for a company like us to increase our oil and gas asset base and become a significant participant in the oil and gas industry. We currently sell all of our oil production to Coffeyville in the United States and to Hocol in Colombia. However, in the event these customers discontinued oil and gas purchases, we believe we can replace them with other customers which would purchase the oil and gas at terms standard in the industry.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates our estimates and judgments, including those related to revenue recognition, recovery of oil and gas reserves, financing operations, and contingencies and litigation.

Oil and Gas Properties

We follow the “successful efforts” method of accounting for our oil and gas exploration and development activities, as set forth in the Statement of Financial Accounting Standards (SFAS) No. 19, as codified by FASB ASC topic 932. Under this method, we initially capitalize expenditures for oil and gas property acquisitions until they are either determined to be successful (capable of commercial production) or unsuccessful. The carrying value of all undeveloped oil and gas properties is evaluated periodically and reduced if such carrying value appears to have been impaired. Leasehold costs relating to successful oil and gas properties remain capitalized while leasehold costs which have been proven unsuccessful are charged to operations in the period the leasehold costs are proven unsuccessful. Costs of carrying and retaining unproved properties are expensed as incurred.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of December 31, 2011 and 2010, our oil production operations were conducted in Colombia and in the state of Oklahoma. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” as codified by FASB ASC topic 410, we report a liability for any legal retirement obligations on our oil and gas properties. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.

The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations. Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discount. Because of the subjectivity of assumptions and the relatively long lives of most of the wells, the costs to ultimately retire the Company’s wells may vary significantly from prior estimates.

Revenue Recognition

We recognize revenue upon transfer of ownership of the product to the customer which occurs when (i) the product is physically received by the customer, (ii) an invoice is generated which evidences an arrangement between the customer and us, (iii) a fixed sales price has been included in such invoice and (iv) collection from such customer is probable.

We recognize sales from one of our properties using the sales method. Under the sales method, the working interest owners recognize sales of oil and gas regardless of the amount produced for the period. The sales method assumes that any production sold by a working interest owner comes from that party’s share of the total reserves in place. Thus, whatever quantity is sold in any given period is the revenue for that party. No receivables, payables or unearned revenue are recorded unless a working interest owner’s aggregate sales from the property exceed its share of the total reserves in place. If such a situation arises, the parties would likely choose to cash balance or in some instances, the over delivered partner might choose to negotiate to buy out the under delivered party’s share. For 2011, we recognized sales of $62,375 and 635 barrels in excess of production. For 2010, we recognized sales of $108,918 and 1,344 barrels in excess of production. At December 31, 2011, the Company’s share of reserves exceeded 123,727 barrels.

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

Item 8 Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2011 and 2010 and for the fiscal years ended December 31, 2011 and 2010 were audited by GKM, LLP, an independent registered public accounting firm, and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X as promulgated by the SEC. The aforementioned consolidated financial statements are included herein starting with page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A Controls and Procedures

(a) Disclosure Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, utilizing a top-down, risk based approach described in SEC Release No. 34-55929 as suitable for smaller public companies. Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2011 is not effective. Based on this assessment, management has determined that, as of December 31, 2011, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment was the lack of independent oversight by an audit committee of independent members of the Board of Directors. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Given the difficulty of finding qualified individuals who are willing to serve as independent directors, there has been no change in the audit committee.

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

(c) Changes to Internal Control Over Financial Reporting.

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the quarter ending December 31, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None

Item 10 Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, and offices held by our directors and executive officers:

Name	Position	Director Since	Age
Kim Bradford	President, Chief Executive Officer, Chief Financial Officer, Chairman	February 2007	59
Greg Franklin	Chief Geologist, Director	May 2005	55
Larry Ray	Director	September 2010	64

A list of current officers and directors appears above. The directors of the Company are elected annually by the stockholders. The officers serve at the pleasure of the Board of Directors (“BOD”). The directors do not receive fees or other remuneration for their services, but are reimbursed for their out-of-pocket expenses to attend board meetings.

The principal occupation and business experience during at least the last five years for each of the present directors and executive officers of the Company are as follows:

Kim Bradford: Mr. Bradford was elected President and Chief Executive Officer of the Company in January 2007 and elected to our board as Chairman effective February 2007. Mr. Bradford also served as our Chief Financial Officer and Secretary from January 2007 through November 9, 2007. In September 2008, Mr. Bradford once again became our Chief Financial Officer. In August 2005, Mr. Bradford co-founded Catalyst Consulting Partners LLC, a California based consulting firm that advised publicly traded companies and their management teams on executive search, shareholder communications, general media consulting, investor relations, website design and other corporate matters. In 2001, Mr. Bradford co-founded Decision Capital Management, LLC, the successor firm to Decision Capital Management LP, a Registered Investment Advisor firm which he founded in 1999. Prior to founding Decision Capital, Mr. Bradford has been involved in the brokerage business for over 25 years, both as an employee of major Wall Street firms, such as Merrill Lynch and Morgan Stanley, and as a principal in a NASD broker dealer firm specializing exclusively in natural resource based investments, such as oil and gas and precious metals mining.

Greg L. Franklin: Mr. Franklin has been our Chief Geologist since November 9, 2007 and a director of the Company since May 2005. Mr. Franklin previously served as a consultant to the Company in the role of a petroleum geologist since February 2005. Mr. Franklin has 25 years experience in the search, discovery, management and production of oil and gas. From March 1999 to February 2005 Mr. Franklin was a staff geologist for Barbour Energy. Mr. Franklin’s previous experience includes positions as Vice President for Gulf Coast Exploration and Development Company and geologist with Conoco. Mr. Franklin graduated with a Bachelor of Science in Geology from Oklahoma State University in 1980.

Larry Ray: Mr. Ray has been a director of the Company since September 2010. Mr. Ray has over 35 years of experience in all phases of international and domestic oil and gas production with both public and private companies. Since September 2007 he has been an independent oil and gas investor and consultant. Mr. Ray’s previous experience includes positions as President and Chief Operating Officer and interim Chief Financial Officer of Seven Seas Petroleum, an exploration and production company with primary operations in Colombia which was listed on both the Toronto and American Stock Exchanges, and President and Chief Operating Officer of The GHK Company, a large independent oil and gas company based in the mid-continent. Mr. Ray has been involved in drilling over 130 wells, constructing a 25,000 BBLS per day production facility and a 40 mile pipeline, evaluating and bidding on more than $250 million in properties and securing over $650 million in financing and farm-out agreements. Mr. Ray graduated with an MBA in Finance from Eastern New Mexico University in 1971 after receiving a Bachelor of Business Administration from the same institution in 1970. He is a member of the Association of International Petroleum Negotiators, the American Association of Professional Landmen, the American Association of Petroleum Geologist (Associate Member) and the Society of Petroleum Engineers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that all required directors, officers and greater than ten percent shareholders complied with applicable filing requirements during the fiscal year ended December 31, 2011, except that Greg Franklin, Chief Geologist and Director of the Company, inadvertently did not timely file a Form 4 with the SEC in connection with sale of 50,000 shares between July 7, 2011 and July 12, 2011, which Form 4 was subsequently filed with the SEC on August 12, 2011.

Audit Committee

We do not have an Audit Committee, as our BOD during 2011 performed the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. None of our directors are independent and no current director would qualify as an independent financial expert. We do not currently have a written audit committee charter or similar document.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our BOD performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee at this time. However, our BOD intends to continually evaluate the need for a Nominating Committee.

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

Compensation Committee

We currently do not have a compensation committee of the BOD. Until a formal committee is established, if at all, our entire BOD will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

Item 11. Executive Compensation

Executive Officers

Our current executive officers are as follows:

Name	Age	Position
Kim Bradford	59	President, Chief Executive Officer, Chief Financial Officer
Greg Franklin	55	Chief Geologist

Pursuant to Securities Exchange Commission rules, our reportable “named executive officers” for the last two years include Kim Bradford, who serves as our Principal Executive Officer and Principal Financial Officer, as well as Greg Franklin, our Chief Geologist.

During the last two fiscal years, the following executive officers of our company have received total annual salary and bonus exceeding $100,000:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Kim Bradford	2011	$244,615	$100,000	$0	$0	$0	$0	$344,615
President, CEO and CFO	2010	$249,231	$0	$0	$0	$0	$0	$249,231
Greg Franklin	2011	$221,538	$30,000	$251,538	$0	$0	$0	$251,538
Chief Geologist	2010	$249,599	$0	$25,000	$0	$0	$0	$274,599

On November 9, 2007, the Company entered into an employment agreement with Kim Bradford to serve as President and Chief Executive Officer. The agreement was for two years ending November 30, 2009 (“Employment Period”) and allowed Mr. Bradford to be eligible for an annual bonus as determined by the Board of Directors. In the event Mr. Bradford’s employment is terminated for a change of control, then he shall be eligible to receive, in one lump payment, the greater of (i) annual base salary in effect immediately prior to the change of control and (ii) the remaining base salary in effect immediately prior to the Change of control owed to the officer until the end of the Employment Period. Mr. Bradford’s employment agreement included an annual base salary of $144,000 and a signing bonus of $150,000. Mr. Bradford’s annual base salary was subsequently increased to $240,000 during 2009. In 2011, Mr. Bradford received a cash bonus of $100,000 and an increase in base salary to $300,000 pursuant to a verbal agreement. The Company is currently negotiating with Mr. Bradford on a new employment contract.

On November 9, 2007, the Company entered into an employment agreements with Greg Franklin to serve as Chief Geologist. The agreement was for two years ending November 30, 2009 (“Employment Period”) and allowed Mr. Franklin to be eligible for an annual bonus as determined by the Board of Directors. In the event that Mr. Franklin’s employment is terminated for a change of control, then he shall be eligible to receive, in one lump payment, the greater of (i) annual base salary in effect immediately prior to the change of control and (ii) the remaining base salary in effect immediately prior to the change of control owed to the officer until the end of the Employment Period. Mr. Franklin’s employment included an annual base salary of $120,000 and a signing bonus of 2,000,000 shares of the Company’s Stock, which vested 100% on January 1, 2009. Mr. Franklin’s annual base salary was subsequently increased to $240,000 during 2009 pursuant to a verbal agreement. On September 1, 2010, the Company entered into a new two-year employment agreement with Mr. Franklin to continue serving as Chief Geologist. Mr. Franklin’s agreement included an annual base salary of $240,000 and the issuance of 1,000,000 shares of the Company’s stock, which vested immediately upon issuance. In 2011, Mr. Franklin received a $30,000 bonus and elected to reduce his salary to $210,000 pursuant to a verbal agreement.

Mr. Ray, who became a director in September 2010, received $0 and $35,000 in 2011 and 2010 for consulting services provided to the Company. In addition, Mr. Ray received 500,000 shares of the Company’s stock in 2010, which vested at the time of issuance and were valued at $12,500, based on the closing stock price at the date of issuance.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information as of March 15, 2012 with respect to each beneficial owner of more than five percent of the Company’s Common stock:

Name and Address of	Common Stock	Percent
Beneficial Owner	Beneficially Owned	of Class
Kim Bradford	7,035,000	14.7%
2445 5th Avenue, Suite 310
San Diego, CA 92101
E. Peter Hoffman, Jr. [1]	5,639,119	11.8%
6301 N. Western
Suite 260
Oklahoma City, OK 73118
Mustang Capital Venture, LLC [2]	5,250,000	10.9%
10101 Reunion Place, Suite 1000
San Antonio, TX 78216
Greg L. Franklin	3,950,000	8.2%
2445 5th Avenue, Suite 310
San Diego, CA 92101
Sunstone Corporation [3]	3,875,000	7.9%
101 N. Robinson, Suite 800
Oklahoma City, OK 73102
Larry Ray	600,000	1.3%
2445 5th Avenue, Suite 310
San Diego, CA 92101

The percentage ownership is based on 47,974,775 shares outstanding at March 21, 2012

[1] Information is derived from Schedule 13D Amendment #2 filed by Mr. Hoffman, Jr. on December 29, 1011.

[2] Information is derived from Schedule 13D filed by Mustang Capital Venture, LLC on March 16, 2009.

[3] Information is derived from Schedule 13D filed by Sunstone Corporation on April 28, 2010. Includes 1,250,000 warrants to purchase shares of common stock exercisable within 60 days.

The following table shows information as of March 21, 2012 with respect to each of the beneficial owners of the Company’s Common stock by its executive officers, directors and nominee individually and as a group:

Name and Address of	Common Stock	Percent
Beneficial Owner	Beneficially Owned	of Class
Kim Bradford	7,035,000	14.7%
2445 5th Avenue, Suite 310
San Diego, CA 92101
Greg L. Franklin	3,950,000	8.2%
2445 5th Avenue, Suite 310
San Diego, CA 92101
Larry Ray	600,000	1.3%
2445 5th Avenue, Suite 310
San Diego, CA 92101
Officers and Directors as a	11,585,000	24.1%
Group (3 people)

The percentage ownership is based on 47,974,775 shares outstanding at March 21, 2012.

There are no family relationships among the directors and executive officers.

Changes in Control

On December 28, 2006, a change of control occurred when Kim Bradford, our Chief Executive Officer, President, Chief Financial Officer and Chairman, along with other investors entered into a transaction with the Company whereby for a $470,875 promissory note, the Company issued a total of 18,835,000 shares of Common stock, or approximately 64% of the total shares outstanding. The shares were valued based on the approximate asset value per share prior to the transaction. Of the $470,875 promissory notes, Mr. Bradford issued a note in the amount of $151,375 for the purchase of 6,055,000 shares. In December 2007, Mr. Bradford paid in full his note plus accrued interest. The notes matured December 31, 2011 and at December 31, 2011, there are notes receivable for $95,000, representing 3,800,000 shares. The Company is currently attempting to collect the notes receivable.

Item 13 Certain Relationships and Related Transactions

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

Director Independence

Our BOD is made up of Kim Bradford, our President, Chief Executive Officer and Chief Financial Officer, Greg Franklin, our Chief Geologist and Larry Ray. Our common stock trades on the Over-the-Counter Bulletin Board. Because we are traded on the Over-the-Counter Bulletin Board, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the BOD be independent.

Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accordance with applicable independence standards required of issuers listed on the NASDAQ Capital Market. NASDAQ Marketplace Rule 4200(a)(15) defines an “Independent director” as a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s BOD, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. At this time, the Board has determined that none of its directors are independent under the above definition.

Item 14. Principal Accounting Fees and Services

Selection of our Independent Registered Public Accounting Firm is made by the BOD. GKM LLP has been selected as our Independent Registered Public Accounting Firm for the current fiscal year. All audit and non-audit services provided by GKM LLP are pre-approved by the BOD which gives due consideration to the potential impact of non-audit services on auditor independence.

In accordance with Independent Standard Board Standards No. 1 (Independence Discussion with Audit Committees), we received a letter and verbal communication from GKM LLP that it knows of no state of facts which would impair its status as our independent public accountants. The BOD has considered whether the non-audit services provided by GKM LLP are compatible with maintaining its independence and has determined that the nature and substance of the limited non-audit services have not impaired GKM LLP s status as our Independent Registered Public Accounting Firm.

AUDIT FEES

The aggregate fees billed and anticipated by our auditor for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $85,000 for both 2011 and 2010.

TAX FEES

Our auditors did not bill us for any tax services during 2011 and 2010.

ALL OTHER FEES

Our auditors did not bill us for any other services during 2011 and 2010.

Part IV

Item 15. Exhibit, Financial Statements Schedules

Exhibit No.	Description
2.1	Plan of Reorganization and Agreement of Merger, dated June 18, 2007 (1)
3.1	Articles of Incorporation of Osage Exploration and Development, Inc. (1)
3.2	Bylaws of Osage Exploration and Development, Inc. (1)
10.1	Agreement for Acquisition of Oil and Gas Leaseholds between Conquest Exploration Company, LLC, David Farmer, Charles Volk, Jr. and Osage Energy Company, LLC dated November 10, 2004. (1)
10.2	Assignment and Bill of Sale between Conquest Exploration Company, LLC and Osage Energy Company, LLC dated January 24, 2005. (1)
10.3	$250,000 Note and Security Agreement with Vision Opportunity Master Fund, Ltd. dated February 13, 2007. (1)
10.4	$1,100,000 Unsecured Convertible Promissory Note with Marie Baier Foundation dated July 16, 2007. (2)
10.5	Form of Warrant issued to Marie Baier Foundation in connection with the $1,100,000 Unsecured Convertible Promissory Note. (2)
10.6	Rosa Blanca Carried Interest Agreement dated June 21, 2007. (3)
10.7	2007 Equity Based Compensation Plan (4)
10.8	Purchase and Sale Agreement for the purchase of the Hansford Property (4)
10.8.1	Extension Agreement with Pearl Resources, Corp. for the Hansford Property (5)
10.8.2	Letter from Charles Volk regarding Ownership of the Hansford Property (6)
10.9	Consulting Agreement dated January 1, 2007 with Greg Franklin (4)
10.10	Consulting Agreement dated February 1, 2007 with Ran Furman (4)
10.11	Form of Stock Subscription Receivable dated December 28, 2006 (4)
10.11.1	Form of Amendment #1 to Stock Subscription Receivable dated August 1, 2007 (4)
10.12	Oil and Gas Mining Lease with the Osage Nation dated July 21, 1999 (4)
10.13	Office lease agreement with Catalyst Consulting Partners, LLC (4)
10.14	Employment Agreement with Kim Bradford, President and CEO (7)
10.15	Employment Agreement with Greg Franklin, Chief Geologist (7)
10.15.1	Restricted Stock Agreement with Greg Franklin, Chief Geologist (7)
10.16	Employment Agreement with Ran Furman, Chief Financial Officer (7)
10.16.1	Restricted Stock Agreement with Ran Furman, Chief Financial Officer (7)
10.17	Office Lease, dated February 1, 2008, by and between Osage Exploration & Development, Inc. and Fifth & Laurel Associates, LLC. (8)
10.18	Membership Purchase Interest between Osage Exploration and Development, Inc. and Sunstone Corporation dated April 8, 2008 (9)
10.18.1	Warrant to purchase 1,125,000 shares of common stock of Osage Exploration and Development, Inc. issued to Sunstone Corporation dated April 8, 2003 (9)
10.19	Independent Contractor Agreement between Osage Exploration and Development, Inc. and E. Peter Hoffman, Jr. dated July 2, 2008 (10)
10.20	Agreement between Lewis Energy Colombia, Inc., Gold Oil Plc Sucursal Colombia and Osage Exploration and Development, Inc. and Osage Exploration and Development, Inc., Sucrusal Colombia dated March 3, 2009 (11)
10.21	Settlement Agreement between Lewis Energy Colombia, Inc., Gold Oil Plc Sucursal Colombia, EMPESA, SA, and Osage Exploration and Development, Inc. Sucrusal Colombia dated September 15, 2009 (12)
10.22	Employment Agreement with Greg Franklin, Chief Geologist (13)
10.22.1	Restricted Stock Agreement with Greg Franklin, Chief Geologist (13)
10.23	$500,000 Promissory Note to Blackrock Management, Inc. (14)
10.23.1	Escrow Agreement between Osage Exploration and Development, Inc., Blackrock Management, Inc. and Robertson & Williams (14)

10.23.2	Assignment of Oil and Gas Leases between Osage Exploration and Development, Inc. and Blackrock Management, Inc. (14)
10.23.3	Mortgage between Osage Exploration and Development, Inc. and Blackrock Management, Inc. (14)
10.24	Reddy Petroleum Company reserve report for the Osage Property as of December 31, 2010 (15)
10.24.1	Reddy Petroleum Company reserve report for the Osage Property as of December 31, 2011 (*)
10.25	Petrotech Engineering Ltd. reserve report for the Cimarrona property as of December 31, 2010 (15)
10.25.1	Petrotech Engineering Ltd. reserve report for the Cimarrona property as of December 31, 2010 (*)
21.1	List of Subsidiaries(*)
31.1	Certification of Chief Executive pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.(*)
31.2	Certification of Chief Financial pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.(*)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)(*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)(*)
101.INS	XBRL Instance Document(*)
101.SCH	XBRL Taxonomy Extension Schema(*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase(*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase(*)
101.LAB	XBRL Taxonomy Extension Label Linkbase(*)
101.PRE	XBRL Taxonomy Presentation Linkbase(*)

(1)	Incorporated by reference to Osage’s Form 10-SB filed July 6, 2007
(2)	Incorporated by reference to Osage’s Form 8-k filed July 17, 2007
(3)	Incorporated by reference to Osage’s Form 8-k filed August 13, 2007
(4)	Incorporated by reference to Osage’s Form 10-SB Amendment No. 1 filed August 27, 2007
(5)	Incorporated by reference to Osage’s Form 10-SB Amendment No. 2 filed October 15, 2007
(6)	Incorporated by reference to Osage’s Form 10-SB Amendment No. 3 filed November 19, 2007
(7)	Incorporated by reference to Osage’s Form 10-SB Amendment No. 5 filed December 28, 2007
(8)	Incorporated by reference to Osage’s Form 8-k filed March 4, 2008
(9)	Incorporated by reference to Osage’s Form 8-k filed April 10, 2008
(10)	Incorporated by reference to Osage’s Form 8-k filed July 7, 2008
(11)	Incorporated by reference to Osage’s Form 8-k filed March 5, 2009
(12)	Incorporated by reference to Osage’s Form 8-k filed September 17, 2009
(13)	Incorporated by reference to Osage’s Form 8-k filed September 7, 2011
(14)	Incorporated by reference to Osage’s Form 8-k filed January 26, 2011
(15)	Incorporated by reference to Osage’s Form 10-K/a filed September 7, 2011
(*)	Filed with this Form 10K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSAGE EXPLORATION & DEVELOPMENT, INC.

BY:	/S/ KIM BRADFORD
Kim Bradford
President and C.E.O.

Dated: March 23, 2012

BY:	/S/ KIM BRADFORD
Kim Bradford
Chief Financial Officer

Dated: March 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer, Chief Financial
/s/ KIM BRADFORD	Officer and Chairman	March 23, 2012
Kim Bradford	(Principal Executive and Financial Officer)

/s/ GREG FRANKLIN	Chief Geologist and Director	March 23, 2012
Greg Franklin

/s/ LARRY RAY	Director	March 23, 2012
Larry Ray

OSAGE EXPLORATION AND DEVELOPMENT, INC.

INDEX TO FINANCIAL STATEMENTS

Set forth below are the following consolidated financial statements for our company for the years ended December 31, 2011 and 2010:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Osage Exploration and Development, Inc.

San Diego, CA

We have audited the accompanying consolidated balance sheets of Osage Exploration and Development, Inc. (Company), as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Osage Exploration and Development, Inc. and Subsidiaries as of December 31, 2011, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of December 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GKM, LLP

GKM, LLP

Encino, California

March 21, 2012

OSAGE EXPLORATION AND DEVELOPMENT, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

	2011	2010
ASSETS

Current Assets:
Cash and equivalents	$1,904,023	$307,566
Accounts receivable	122,565	9,994
Joint Operating Account	235,779	64,484
Prepaid expenses	57,960	39,441
Total Current Assets	2,320,327	421,485

Property and Equipment, at cost:
Oil and gas properties and equipment (Successful Efforts Method)	4,331,417	2,818,833
Capitalized asset retirement costs	46,146	46,146
Other property & equipment	79,942	54,861
	4,457,505	2,919,840
Less: accumulated depletion, depreciation and amortization	(1,345,719)	(939,639)
	3,111,786	1,980,201

Bank CD pledged for Bond	30,000	30,000
Note Receivable	11,000	-

Total Assets	$5,473,113	$2,431,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$323,699	$202,880
Income Taxes Payable	58,893	-
Accrued Expenses	876,545	872,308
Total Current Liabilities	1,259,137	1,075,188

Liability for Asset Retirement Obligations	59,950	57,746

Total Liabilities	1,319,087	1,132,934

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value, 190,000,000 shares
authorized; 47,884,775 and 46,649,775 shares issued and	4,788	4,665
outstanding as of December 31, 2011 and 2010, respectively
Additional-Paid-in-Capital	12,107,920	11,795,844
Stock Purchase Notes Receivable	(95,000)	(95,000)
Accumulated Deficit	(7,558,080)	(10,093,679)
Accumulated Other Comprehensive Loss - Currency Translation Loss	(305,602)	(312,878)
Total Stockholders’ Equity	4,154,026	1,298,952

Total Liabilities and Stockholders’ Equity	$5,473,113	$2,431,886

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For Years Ended December 31, 2011 and 2010

	2011	2010
Operating Revenues
Oil Sales	$1,920,834	$1,468,070
Pipeline Sales	1,594,889	365,707
Total Operating Revenues	3,515,723	1,833,777

Operating Costs and Expenses
Well Operating Costs	1,068,087	646,240
Equity Tax	450,064	1,029,699
Depreciation, Depletion and Accretion	429,689	351,463
Stock Based Compensation	267,600	39,300
General and Administrative	1,686,686	1,389,539
Total Operating Costs and Expenses	3,902,126	3,456,241

Operating (Loss)	(386,403)	(1,622,464)

Other Income (Expenses):
Interest Income	8,453	3,071
Interest Expense	(137,204)	(2,077)
Gain from Assignment of Leases	3,109,646	-

Income/(Loss) before Income Taxes	2,594,492	(1,621,470)

Provision for Income Taxes	58,893	-

Net Income/(Loss)	2,535,599	(1,621,470)

Other Comprehensive Income, net of tax:
Foreign Currency Translation Adjustment	7,276	99,308
Other Comprehensive Income	7,276	99,308

Comprehensive Income/(Loss)	$2,542,875	$(1,522,162)

Basic and Diluted Income/(Loss) per Share	$0.05	$(0.04)

Weighted average number of common share and common share equivalents used to compute basic and diluted Income/(Loss) per Share	47,283,652	46,069,967

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For Years Ended December 31, 2011 and 2010

						Accumulated
			Additional	Stock		Other
	Common Stock		Paid-In	Purchase	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Note Receivable	Deficit	Income/(Loss)	Equity
Balance at January 1, 2010	46,959,775	$4,696	$11,804,013	$(142,500)	$(8,472,209)	$(412,186)	$2,781,814
Issuance of Shares for Professional Services	1,590,000	159	39,141				39,300
Cancellation of Shares of Former CEO	(1,900,000)	(190)	(47,310)	47,500			-
Net Loss for the year					(1,621,470)		(1,621,470)
Foreign Exchange Translation Adjustment						99,308	99,308
Balance at December 31, 2010	46,649,775	4,665	11,795,844	(95,000)	(10,093,679)	(312,878)	1,298,952
Issuance of Shares for Professional Services	985,000	98	277,101				277,199
Issuance of Shares for Interest	250,000	25	34,975				35,000
Net Income for the year					2,535,599		2,535,599
Foreign Exchange Translation Adjustment						7,276	7,276
Balance at December 31, 2011	47,884,775	$4,788	$12,107,920	$(95,000)	$(7,558,080)	$(305,602)	$4,154,026

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Years Ended December 31, 2011 and December 31, 2010

	2011	2010

Cash flows from Operating Activities:
Net Income/(Loss)	$2,535,599	$(1,621,470)
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activites:
Gain on assignment of leases	(3,109,646)	-
Shares issued for interest	35,000	-
Shares issued for services	277,199	39,300
Accretion of asset retirment obligation	2,204	2,004
Provision for depletion, depreciation, amortization and valuation allowance	429,689	351,463
Changes in operating assets and liabilities:
Decrease /(increase) in accounts receivable	(124,505)	146,675
(Increase) in Joint Operating Account	(158,944)	(211,090)
(Increase)/decrease in prepaid expenses	(18,517)	(2,061)
Increase in accounts payable	112,035	(20,238)
Increase in Income Taxes Payable	58,893	-
Increase in accrued expenses	18,642	976,380
Net cash provided/(used) by operating activities	57,649	(339,037)

Cash flows used in Investing Activities:
Net proceeds from assignment of leases	5,339,797	-
Reimbursement by Pacific for pipeline	-	154,289
Investments in Oil & Gas properties	(3,754,863)	(675,039)
Purchase of Non Oil & Gas property	(25,081)	(6,656)
Net cash used by investing activities	1,559,853	(527,406)

Cash flows provided by Financing Activities:
Borrowing on promissory notes	700,000	-
Payments on Promissory notes	(700,000)	(3,535)
Net cash (used)/provided by financing activities	-	(3,535)

Effect of exchange rate on cash and equivalents	(21,045)	2,555

Net increase/(decrease) in cash and equivalents	1,596,457	(867,423)

Cash and equivalents beginning of year	$307,566	$1,174,989

Cash and equivalents at end of year	$1,904,023	$307,566

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for Interest	$100,000	$74
Cash paid for Taxes	$3,615	$1,127

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BUSINESS COMBINATION

Osage Exploration and Development, Inc. (“Osage” or “the Company”) is an independent energy company engaged primarily in the acquisition, development, production and the sale of oil, gas and natural gas liquids. The Company’s production activities are located in the country of Colombia and in the state of Oklahoma. The principal executive offices of the Company are at 2445 Fifth Avenue, Suite 310, San Diego, CA 92101. Osage was organized September 9, 2004 as Osage Energy Company, LLC, (“Osage LLC”) an Oklahoma limited liability company. On April 24, 2006 we merged with a non-reporting, Nevada corporation trading on the pink sheets, Kachina Gold Corporation, which was the entity that survived the merger, through the issuance of 10,000,000 shares of our Common stock. The merger was accounted for as a recapitalization of Osage LLC rather than a business combination. Accordingly, no pro forma disclosure is made. The historical financial statements are those of Osage LLC.

The Nevada shell corporation was incorporated under the laws of Canada on February 24, 2003 as First Mediterranean Gold Resources, Inc. The domicile of the Company was changed to the State of Nevada on May 11, 2004. On May 24, 2004, the name of the Company was changed to Advantage Opportunity Corp. On March 4, 2005, the Company changed its name to Kachina Gold Corporation (“KGC”). On April 24, 2006 KGC merged with Osage LLC, and on May 15, 2006, changed its name to Osage Energy Corporation. On July 2, 2007, the Company changed its name to Osage Exploration and Development, Inc. and changed its domicile to the State of Delaware. On February 27, 2008, the Company’s common stock began trading on the Over-the-Counter Bulletin Board under the symbol “OEDV.OB.”

The Company has an accumulated deficit of $7,558,080 at December 31, 2011 and $10,093,679 at December 31, 2010. In 2011, the Company recognized a one-time gain of $3,109,646 from assignment of leases in Logan County, OK. Excluding this gain, the Company would have recorded a net loss for 2011. Our operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. Our ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

RECLASSIFICATIONS

Certain amounts included in the prior year financial statements have been reclassified to conform to the current year’s presentation. In 2010, equity tax was presented as part of general and administrative expenses. These reclassifications have no affect on the reported net loss in 2010.

RISK FACTORS RELATED TO CONCENTRATION OF SALES AND PRODUCTS

The Company’s future financial condition and results of operations depend upon prices received for its oil and natural gas and the costs of finding, acquiring, developing and producing reserves. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond the Company’s control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer product demand and the price and availability of alternative fuels.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management used significant estimates in determining the carrying value of its oil and gas producing assets and the associated depreciation and depletion expense related to sales’ volumes. The significant estimates included the use of proved oil and gas reserve volumes and the related present value of estimated future net revenues there-from (See Note 16: Supplemental Information About Oil and Gas Producing Activities).

CASH AND EQUIVALENTS

Cash and equivalents consist of short-term, highly liquid investments readily convertible into cash with an original maturity of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its financial assets and liabilities in accordance with US GAAP. For certain of the Company’s financial instruments, including accounts receivable (trade and related party), notes receivable and accounts payable (trade and related party), and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for notes payable also approximate fair value because interest rates and terms offered to the Company are at current market rates.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are: cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes are credit-worthy financial institutions. However, the Company’s cash balances have exceeded the FDIC insured levels at various times during 2011 and 2010. At December 31, 2011, the Company had $1,202,262 in cash in excess of federally insured limits. The Company maintains cash accounts only at large, high quality financial institutions and believes the credit risk associated with cash held in back exceeding the FDIC insured levels is remote.

In the U.S., the Company currently sells all of its oil production to one customer, Coffeyville Resources Refining & Marketing, LLC (“Coffeyville”). In Colombia, the Company currently sells all of its oil production to one customer, Hocol, S.A. and has only one customer for its pipeline, Pacific Rubiales Energy Corp. (“Pacific”) However, the Company believes it can sell all its production to many different purchasers, most of whom pay similar prices that vary with the international spot market prices. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company had no allowance as of December 31, 2011 and 2010. The analysis was based on its evaluation of specific customers’ balances and the collectability thereof.

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

The purchase price consisted of 2,750,000 shares of the Company’s common stock and a warrant to purchase 1,125,000 shares of the Company’s common stock at $1.25 per share and expiring April 8, 2013. In addition, we issued 50,000 shares of common stock to Energy Capital Solutions, LP for their role as financial advisor and $22,500 to an individual, as a finder’s fee.

The Cimarrona property, but not the pipeline, is subject to an Ecopetrol Association Contract (the “Association Contract”) whereby we pay Ecopetrol S.A. (“Ecopetrol”) royalties of 20% of the oil produced. The royalty amount is paid in oil. In addition to the royalty, according to the Association Contract, Ecopetrol may, for no consideration, become a 50% partner, once an audit of revenues and expenses indicates the partners in the Association Contract have a received a 200% reimbursement of all historical costs to develop and operate the Guaduas field. We believe Ecopetrol could become a 50% partner in 2012 which would reduce our cash flows by 50%. In addition, in 2022, the Association Contract with Ecopetrol terminates, at which time we will have no economic interest remaining in this property. The property and the pipeline are both operated by Pacific, which owns 90.6% of the Guaduas field. Pipeline revenues generated from Cimarrona primarily relate to transportation costs charged to third party oil producers, including Pacific.

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

On April 21, 2011, we entered into a participation agreement (“Participation Agreement”) with Slawson Exploration Company (“Slawson”) and U.S. Energy Development Corporation (“USE”, Slawson and USE, together, the “Parties”). Pursuant to the terms of the Participation Agreement, Slawson and USE acquired 45% and 30% respectively, of our 10,000 acre Nemaha Ridge prospect in Logan County, OK for $4,875,000. In addition, the Parties shall carry Osage for 7.5% of the cost of the first three horizontal Mississippian wells, which means that for the first three horizontal Mississippian wells, the Company will provide 17.5% of the total cost of the wells. After the first three wells, the Company is responsible for 25% of the total well costs. Revenue from wells drilled pursuant to the Participation Agreement shall be allocated 45% to Slawson, 30% to USE and 25% to Osage. Slawson will be the operator of all wells in the Nemaha Ridge prospect. Since the Participation Agreement was signed, Slawson and USE acquired 45% and 30%, respectively, of an additional 11,844 acres that we offered to them. We are continuing to acquire additional acreage in the Nemaha Ridge prospect and we will offer the additional acreage to the Parties, at our cost, subject to their acceptance. At December 31, 2011, we had 5,181 net acres (20,723 gross) leased in Logan County. In December 2011, we began drilling the Wolfe 1-29H, our first well in Logan County and in January 2012, we began drilling the Krittenbrink 2-36H, our second well in Logan County.

In addition to accumulating leases in Logan County, in 2011, we began to acquire leases in Pawnee County, Oklahoma, targeting the Mississippian formation and as of December 31, 2011, we had 915 net acres (1,624 gross) leased in Pawnee County. In July 2011, we entered into an agreement with B&W Exploration, Inc. (“B&W”) whereby we purchased from B&W the Pawnee County prospect for $8,500. In addition, B&W is also entitled to an overriding royalty interests on the leases acquired and a 12.5% carry on the first $200,000 of lease bonus paid in the form of an assignment of 12.5% of the leases acquired.

In 2011, we also began to acquire leases in Coal County, Oklahoma, targeting the Woodford Shale formation. The Woodford Shale formation is located mainly in southeastern Oklahoma in the Arkoma Basin. The Woodford started as a vertical play, but horizontal drilling techniques and multi-stage fracturing technology have been used in the Woodford in recent years with much success. The Woodford shale rock is silica-rich. It is very brittle and generates lots of natural fractures. It also behaves very well when modern fracturing techniques are applied. At December 31, 2011, we had 2,517 net (6,473 gross) acres leased in Coal County.

The Company follows the “successful efforts” method of accounting for its oil and gas exploration and development activities, as set forth in the Statement of Financial Accounting Standards (“SFAS”) No. 19, as codified by FASB ASC topic 932. Under this method, the Company initially capitalizes expenditures for oil and gas property acquisitions until they are either determined to be successful (capable of commercial production) or unsuccessful. The carrying value of all undeveloped oil and gas properties is evaluated periodically and reduced if such carrying value appears to have been impaired. Leasehold costs relating to successful oil and gas properties remain capitalized while leasehold costs which have been proved unsuccessful are charged to operations in the period the leasehold costs are proved unsuccessful. Costs of carrying and retaining unproved properties are expensed as incurred.

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

The provision for depreciation and depletion of oil and gas properties is computed by the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of December 31, 2011 and 2010, the Company’s oil production operations are conducted in the United States of America and in the country of Colombia. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined. Management believes no such impairment exists at December 31, 2011 and 2010.

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”, as codified by FASB ASC topic 410, the Company reports a liability for any legal retirement obligations on its oil and gas properties. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded asinterest an expense in the statement of operations.

The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations. Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discount. Because of the subjectivity of assumptions and the relatively long lives of most of the wells, the costs to ultimately retire the Company’s wells may vary significantly from prior estimates.

OTHER PROPERTY AND EQUIPMENT

Non-oil and gas producing properties and equipment are stated at cost; major renewals and improvements are charged to the property and equipment accounts; while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed as incurred. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to operations.

Depreciation for non-oil and gas properties is recorded on the straight-line method at rates based on estimated useful lives ranging from three to fifteen years of the assets.

IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), as codified by the FASB ASC topic 360 (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. The Company believes that there were no significant impairments of its long-lived assets for the years ended December 31, 2011 and 2010.

REVENUE RECOGNITION

The Company recognizes revenue upon transfer of ownership of the product to the customer which occurs when (i) the product is physically received by the customer, (ii) an invoice is generated which evidences an arrangement between the customer and the Company, (iii) a fixed sales price has been included in such invoice, and (iv) collection from such customer is probable.

We recognize sales from one of our properties using the sales method. Under the sales method, the working interest owners recognize sales of oil and gas regardless of the amount produced for the period. The sales method assumes that any production sold by a working interest owner comes from that party’s share of the total reserves in place. Thus, whatever quantity is sold in any given period is the revenue for that party. No receivables, payables or unearned revenue are recorded unless a working interest owner’s aggregate sales from the property exceed its share of the total reserves in place. If such a situation arises, the parties would likely choose to cash balance or in some instances, the over delivered partner might choose to negotiate to buy out the under delivered party’s share. For 2011, we recognized sales of $62,375 and 635 barrels in excess of production. For 2010, we recognized sales of $108,918 and 1,344 barrels in excess of production. At December 31, 2011, the Company’s share of reserves exceeded 98,855 barrels.

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

In 2011, we issued 985,000 shares to four consultants. All of the shares vested immediately and were valued at the stock price at the time of issuance with a total value of $277,199. $9,600 of the shares issued were recorded as prepaid expenses and will be expensed in the first quarter of 2012, as those shares were issued for work to be performed in the first quarter of 2012. In 2010, we issued 90,000 shares to a consultant, 500,000 shares to a board member and 1,000,000 shares to an officer of the Company in conjunction with a new employment agreement. All of the shares vested immediately and were recorded as stock based compensation expense in 2010 and valued at the stock price at the time of issuance with a total value of $39,300.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Recent Pronouncements

In January 2010, the FASB issued ASU 2010-03, “Oil and Gas Reserve Estimations and Disclosures” (ASU 2010-03). This update aligns the current oil and gas reserve estimation and disclosure requirements of ASC Topic 932 with the changes required by the SEC final rule, “Modernization of Oil and Gas Reporting” as discussed below. ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil- and gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or gas, amends the definition of proved oil and gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. Osage adopted ASU 2010-03 (see Supplemental Information to Consolidated Financial Statements) effective December 31, 2010.

All new accounting pronouncements issued but not yet effective have been deemed to not be applicable, hence the adoption of these new standards is not expected to have a material impact on the consolidated financial statements.

INCOME TAXES

The Company followed FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as codified by FASB ASC topic 740 (“ASC 740”). As a result of the implementation of ASC 740, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by ASC 740. As a result of the implementation of ASC 740, the Company recognized no material adjustments to liabilities or stockholders equity.

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

In 2011, we had a provision for income taxes consisting primarily of federal alternative minimum tax. We did not have a provision for income taxes for 2010. Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its US operations for the current period.

EARNINGS (Loss) PER SHARE

The Company uses SFAS No. 128, “Earnings Per Share”, as codified by FASB ASC topic 260, for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the year. In 2011, the effect of including shares attributable to the exercise of warrants would have been antidilutive and are therefore not included in the calculation of earnings per share. In 2010, common stock equivalents were excluded from the calculation as we incurred a net loss in 2010 and the effect would have been anti-dilutive.

2. EQUITY TRANSACTIONS

Cimarrona Acquisition

On April 8, 2008, we entered into the Purchase Agreement with Sunstone pursuant to which the Company acquired from Sunstone 100% of the membership interests in Cimarrona LLC, the owner of a 9.4% interest in certain oil and gas assets in the Guaduas field, located in the Dindal and Rio Seco Blocks that cover 30,665 acres in the Middle Magdalena Valley in Colombia. The Purchase Agreement was effective as of April 1, 2008. The purchase price consisted of 2,750,000 shares of the Company’s Common stock and a warrant to purchase 1,125,000 shares of the Company’s Common stock at $1.25 per share and expiring April 8, 2013. In addition, the Company issued 50,000 shares of Common stock to a financial advisor and $22,500 to an unaffiliated individual as a finder’s fee.

3. GEOGRAPHICAL INFORMATION

The following table sets forth revenues and assets by geographical locations for the periods reported:

	Colombia	United States	Consolidated
Year ending December 31, 2011
Total Revenues	$3,462,495	$53,228	$3,515,723
% of Total	98.5%	1.5%	100.0%

December 31, 2011
Long Lived Assets	$2,062,492	$2,395,013	$4,457,505
% of Total	46.3%	53.7%	100.0%

Year ending December 31, 2010
Total Revenues	1,735,507	98,270	$1,833,777
% of Total	94.6%	5.4%	100.0%

December 31, 2010
Long Lived Assets	$2,060,021	$859,819	$2,919,840
% of Total	70.6%	29.4%	100.0%

4. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of December 31, 2011 and 2010:

	2011	2010

Properties subject to amortization	$2,215,936	$2,225,369
Properties not subject to amortization	2,115,481	593,464
Capitalized asset retirement costs	46,416	46,146

Accumulated depreciation and depletion	(1,294,767)	(897,833)

Oil & Gas Properties, Net	$3,083,066	$1,967,146

Depreciation and depletion expense for oil and gas properties totaled $396,934 and $340,979 in 2011 and 2010, respectively.

On April 21, 2011, we entered into a participation agreement (“Participation Agreement”) with Slawson Exploration Company (“Slawson”) and U.S. Energy Development Corporation (“USE”, Slawson and USE, together, the “Parties”). Pursuant to the terms of the Participation Agreement, Slawson and USE acquired 45% and 30% respectively, of our 10,000 acre Nemaha Ridge prospect in Logan County, OK for $4,875,000. In addition, the Parties shall carry Osage for 7.5% of the cost of the first three horizontal Mississippian wells. Revenue from wells drilled pursuant to the Participation Agreement shall be allocated 45% to Slawson, 30% to USE and 25% to Osage. Slawson will be the operator of all wells in the Nemaha Ridge prospect. Since the Participation Agreement was signed, Slawson and USE acquired 45% and 30%, respectively, of an additional 11,844 acres that we offered to them. We are continuing to acquire additional acreage in the Nemaha Ridge prospect and we will offer the additional acreage to the Parties, at our cost, subject to their acceptance. At December 31, 2011, we had 5,181 net acres (20,723 gross) leased in Logan County. In December 2011, we began drilling the Wolfe 1-29H, our first well in Logan County and in January 2012, we began drilling the Krittenbrink 2-36H, our second well in Logan County.

In addition to accumulating leases in Logan County, in 2011, we began to acquire leases in Pawnee County, Oklahoma, targeting the Mississippian formation and as of December 31, 2011, we had 915 net acres (1,624 gross)leased in Pawnee County. In July 2011, we entered into an agreement with B&W Exploration, Inc. (“B&W”) whereby we purchased from B&W the Pawnee County prospect for $8,500. In addition, B&W is also entitled to an overriding royalty interests on the leases acquired and a 12.5% carry on the first $200,000 of lease bonus paid in the form of an assignment of 12.5% of the leases acquired.

In 2011, we also began to acquire leases in Coal County, Oklahoma, targeting the Woodford Shale formation. At December 31, 2011, we had 2,517 net (6,473 gross) acres leased in Coal County.

At December 31, 2011, we have leased 8,613 net acres across three counties in Oklahoma.

5. PROMISSORY NOTE

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

On April 5, 2011, we issued a secured promissory note (“Secured Promissory Note”) to E. Peter Hoffman, Jr. (“Hoffman”), an individual investor for $200,000. The Secured Promissory Note matured August 5, 2011, had a loan fee and prepaid interest of 250,000 shares of common stock, $0.0001 par value, valued at $35,000, and was secured by an assignment of the Company’s future oil and gas leases in Logan County, OK. The Company repaid the Secured Promissory Note on May 24, 2011 with the proceeds of the Participation Agreement. Hoffman owns approximately 11.8% of the Company’s shares outstanding. The Secured Promissory Note was entered into through arms-length negotiations.

On April 27, 2007, we purchased a truck to be used by our pumper in our Oklahoma properties by issuing a promissory note (the “Promissory Note”) to a bank secured by the truck. The Promissory Note had a variable interest rate of Prime plus 1.0%. The Promissory Note matured and was paid off on October 27, 2010.

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

The Company is not aware of any environmental claims existing as of December 31, 2011, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s property.

LAND RENTALS AND OPERATING LEASES

In February 2011, the Company entered into a 36 month lease for its corporate offices in San Diego. The lease, including parking, was initially for $3,488 per month for the first year, increasing to $3,599 and $3,715 in the second and third year respectively. In addition, the Company is responsible for all operating expenses and utilities. The lease required the Company to increase its security deposit from $3,381 to $10,000, with $3,299 and $3,415 of the security deposit to be applied to months 13 and 25, respectively, of the lease. Outside of the San Diego lease, the Company’s Oklahoma office and all equipment leased are under month-to-month operating leases.

Rental expense totaled $53,626 and $56,035 in 2011 and 2010, respectively.

LEGAL PROCEEDINGS

The Company is not a party to any litigation that has arisen in the normal course of its business and that of its subsidiaries.

7. DILUTIVE SECURITIES

As of December 31, 2011 and 2010, the Company had outstanding dilutive securities, consisting entirely of warrants. Changes in warrants outstanding are as follows:

		Weighted Average	Average Remaining
	Shares	Exercise Price	Contractual Life
Balance January 1, 2010	3,612,500	$1.25	1.74 years
Granted	-	$-
Exercised	-	$-
Cancelled or Expired	(1,387,500)	$1.25
Balance December 31, 2010	2,225,000	$1.25	1.52 years
Granted	-	$-
Exercised	-	$-
Cancelled or Expired	(1,100,000)	$1.25
Balance December 31, 2011	1,125,000	$1.25	1.75 years

8. INCOME TAXES

The total provision for income taxes consists of the following in 2011 and 2010:

	Year Ended December 31,
	2011	2010
Current Taxes:
Federal	$57,293	$-
State	800	-
Foreign	-	-
	58,093	-

Deferred Taxes:
Federal	(776)	520
State	(158)	42
Foreign	-	-

Valuation Allowance	933	(562)
	-	-
Totals	$58,093	$-

Following is a reconciliation of the Federal statutory rate to the effective income tax rate for 2011 and 2010:

	2011	2010
Computed tax provision at statutory Federal rates	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State taxes, net of Federal income tax benefit	2.5%	2.9%
Nondeductible and other expenses	0.7%	-0.3%
Federal and State true ups	-0.4%	-1.1%
State Tax Rate Change	1.5%
Valuation Allowance	-36.0%	-35.5%
	2.3%	0.0%

At December 31, 2011, the Company had federal net operating loss carry forwards of approximately $3.0 million which expire at various dates through 2031 and state net operating loss carry forwards of approximately $2.2 million which expire at various dates through 2032 .

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of Osage’s deferred tax assets and liabilities are as follows at December 31, 2011 and December 31, 2010 (in thousands):

F-16

	2011	2010
Deferred tax liability:

Net operating loss carry forward	$1,140	$2,272
Other	1,323	1,124

Valuation allowance	(2,463)	(3,396)
Net deferred tax liability	-	-

The non-current portions of the deferred tax asset and the deferred tax liability accounts offset each other in the Company’s consolidated balance sheet.

9. MAJOR CUSTOMERS

During 2011 and 2010, four and three customers, respectively, accounted for all of the Company’s sales:

	2011	% of Total	2010	% of Total
Hocol	$1,867,606	53.1%	$1,369,800	74.7%
Pacific	1,594,889	45.4%	365,707	19.9%
Sunoco	21,072	0.6%	98,270	5.4%
Coffeyville	32,156	0.9%	-	0.0%
Totals	$3,515,723	100.0%	$1,833,777	100.0%

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

There are no legally restricted assets for the settlement of asset retirement obligations. No income tax is applicable to the asset retirement obligation as of December 31, 2011 and 2010, because the Company records a valuation allowance on deductible temporary differences due to the uncertainty of its realization. A reconciliation of the Company’s asset retirement obligations from the periods presented is as follows:

F-17

	2011	2010
Beginning Balance	$57,746	$55,742
Incurred during the period	-	-
Additions for new wells	-	-
Accretion expense	2,204	2,004

Ending Balance	$59,950	$57,746

11. SUBSEQUENT EVENTS

Osage evaluated all transactions from December 31, 2011 through the financial statement issuance date for subsequent event disclosure.

12. SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Petrotech Engineering, Ltd, and Reddy Petroleum Company prepared reserve estimates for the year-end reports for 2011 for the Cimarrona Property and Osage Property, respectively. Management cautions that there are many inherent uncertainties in estimating proved reserve quantities and related revenues and expenses, and in projecting future production rates and the timing and amount of development expenditures. Accordingly, these estimates will change, as future information becomes available.

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

SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”, as codified by FASB ASC topic 932, requires disclosure of certain financial data for oil and gas operations and reserve estimates of oil and gas. This information, presented here, is intended to enable the reader to better evaluate the operations of the Company. All of the Company’s oil and gas reserves are located in the United States and Colombia.

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 2011 and 2010 are as follows:

	2011			2010
	Colombia	USA	Combined	Colombia	USA	Combined
Proved Properties	$2,062,492	$153,444	$2,215,936	$2,071,925	$153,444	$2,225,369
Unproved properties being amortized			-			-
Unproved properties not being amortized	-	2,115,481	2,115,481	-	593,464	593,464
Capitalized asset retiremet costs	13,675	32,471	46,146	13,675	32,471	46,146
Accumulated depletion, depreciation, amortization and valuation allowances	(1,254,468)	(40,299)	(1,294,767)	(859,186)	(38,197)	(897,383)
	$821,699	$2,261,097	$3,082,796	$1,226,414	$741,182	$1,967,596

Estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas, as well as changes in proved developed and undeveloped reserves during the past two years are indicated below:

	2011 Oil (BBLs)			2011 Gas (MMCF)
	Colombia	USA	Combined	Colombia	USA	Combined
Proved developed and undeveloped reserves:
Beginning of year	272,600	126,443	399,043	59	201	260
Revisions of previous estimates	(125,281)	(12,453)	(137,734)	306	-	306
Improved recovery	-	-	-	-	-	-
Purchases of Minerals in place	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-
Production	(22,957)	(797)	(23,754)	-	-	-
Sales of minerals in place	-	-	-	-	-	-
End of year	124,362	113,193	237,555	365	201	566

Proved developed reserves:
Beginning of year	272,600	126,443	399,043	59	201	260
End of year	124,362	113,193	237,555	365	201	566

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

The Colombian reserves are attributable entirely to the Guaduas field, which we hold through our Cimarrona subsidiary, which owns 9.4% of the Guaduas field. There are no reserves attributable to partnership or minority interests at December 31, 2011 or 2010.

The present value of estimated future net revenues of proved developed reserves, discounted at 10%, were as follows:

	2011			2010
	USA	Colombia	Combined	USA	Colombia	Combined
Proved developed and undeveloped reserves	$5,351,306	$6,477,596	$11,828,902	$6,182,460	$9,673,389	$15,855,849
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

The following table represents a reconciliation of our PV-10 to Standard Measure of discounted future net cash flows.

At December 31, 2011
(unaudited)
Present value of estimated future net revenues before asset retirement obligations	$12,936,574
Present value of estimated asset retirement obligations, discounted at 10%	(218,201)
Present value of estimated future net revenues (PV-10)	12,718,373
Future income taxes, discounted at 10%	(5,087,349)
Standardized measure of discounted future net cash flows	$7,631,024

Depletion, depreciation and accretion per equivalent unit of production was $1.22 and $1.25 for 2011 and 2010 in the United States, respectively. In Colombia, the depletion, depreciation and accretion per equivalent unit was $2.68 and $1.16 in 2011 and 2010, respectively.

SFAS No. 69, “Disclosures About Oil and Gas Producing Activities”, as codified by FASB ASC Topic 932 requires certain disclosures of the costs and results of exploration and production activities and established a standardized measure of oil and gas reserves and the year-to-year changes therein.

In addition to the foregoing disclosures, SFAS No. 69 established a “Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves”.

Costs incurred, both capitalized and expensed, for oil and gas property acquisition, exploration and development for the years ended December 31, 2011 and 2010 are as follows:

December 31, 2011	USA	Colombia	Combined
Property acquisition costs	$1,590,236	$-	$1,590,236
Exploration costs	525,245	-	525,245
Development costs	-	-	-
Asset retirement costs	-	-	-

December 31, 2010	USA	Colombia	Combined
Property acquisition costs	$539,464	$-	$539,464
Exploration costs	-	-	-
Development costs	-	-	-
Asset retirement costs	-	-	-

The results of operations for oil and gas producing activities for 2011 and 2010 were as follows:

	2011			2010
	USA	Colombia	Combined	USA	Colombia	Combined
Sales	$53,228	$1,867,606	$1,920,834	$98,270	$1,369,800	$1,468,070
Production Costs	85,286	558,011	643,297	89,806	556,434	646,240
Exploration Costs	525,245	-	525,245	-		-
Depletion, depreciation, amortization and valuation allowance	968	354,648	355,616	3,583	327,237	330,820

Income Tax Provision (40%)	(223,308)	381,979	158,670	1,952	194,452	196,404

Results of Operations from
Production activities	$(334,963)	$572,968	$238,005	$2,929	$291,677	$294,606

The following information at December 31, 2011 and for 2011 and 2010, sets forth standardized measures of the discounted future net cash flows attributable to the Company’s proved oil and gas reserves.

Future cash inflows were computed by applying average prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) and using the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions.

Future income tax expenses were computed by applying statutory income tax rates to the difference between pretax net cash flows relating to the Company’s proved oil and gas reserves and the tax basis of proved oil and gas properties and available operating loss and excess statutory depletion carryovers reduced by investment tax credits. Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.

The following table presents the standardized measure of discounted estimated net cash flows relating to proved oil and gas reserves for 2011 and 2010:

	2011			2010
	USA	Colombia	Combined	USA	Colombia	Combined
Future cash inflows	$10,740,074	$13,609,561	$24,349,635	$10,818,153	$17,836,030	$28,654,183
Furture production costs	(3,172,957)	(2,511,854)	(5,684,811)	(2,190,590)	(5,378,116)	(7,568,706)
Future development costs	(175,000)	(1,332,018)	(1,507,018)	(175,000)	(855,964)	(1,030,964)
Future abanonment costs	(92,000)	(197,400)	(289,400)	(92,000)	(159,800)	(251,800)
Future income tax expenses	(2,920,047)	(3,827,316)	(6,747,362)	(3,344,225)	(4,576,860)	(7,921,085)

Future net cash flow	4,380,070	5,740,973	10,121,044	5,016,338	6,865,290	11,881,628
10% annual discount for estimated timing of cash flows	(1,209,247)	(1,280,773)	(2,490,020)	(1,347,237)	(1,606,836)	(2,954,073)
Standardized measure of discounted future net cash flow	$3,170,823	$4,460,201	$7,631,024	$3,669,101	$5,258,454	$8,927,555

The principal changes in the standardized measure of discounted future net cash flows during 2011 were as follows:

	2011
	USA	Colombia	Combined
Extensions			-
Revisions of previous estimates
Price changes	$1,264,430	$9,276,914	$10,541,344
Quantity Changes	(1,060,000)	(10,987,673)	(12,047,673)
Changes in production rates, timing and other	(1,158,944)	1,948,610	789,666
Development costs incurred			-
Changes in estaimted future development costs	-	(476,054)	(476,054)
Purchase of Minterals in place
Sales of oil and gas, net of production costs	32,058	(1,309,595)	(1,277,537)
Accretion of discount			-
Net change in income taxes	424,178	749,544	1,173,723
Net increase/ (decrease)	$(498,278)	$(798,253)	$(1,296,531)

