Form 10-Q
period 2012-06-30
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2012-08-14
CIK 1405686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes [  ] No [X]

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of August 6, 2012 was 48,394,775.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2012 (unaudited) and December 31, 2011

	2012	2011
	(unaudited)
ASSETS

Current assets:
Cash and equivalents	$1,153,019	$1,904,023
Accounts receivable	931,848	122,565
Joint operating account	-	235,779
Deferred financing costs	3,033,236	-
Prepaid expenses	49,489	57,960
Total current assets	5,167,592	2,320,327

Property and equipment, at cost:
Oil and gas properties and equipment (successful efforts method)	9,017,011	4,331,417
Capitalized asset retirement costs	58,037	46,146
Other property & equipment	79,942	79,942
	9,154,990	4,457,505
Less: accumulated depletion, depreciation and amortization	(1,784,625)	(1,345,719)
	7,370,365	3,111,786

Bank CD pledged for bond	30,000	30,000
Note receivable	11,000	11,000

Total assets	$12,578,957	$5,473,113

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,291,152	$323,699
Joint operating account	176,429	-
Income taxes payable	58,093	58,893
Accrued expenses	1,045,634	876,545
Total current liabilities	2,571,308	1,259,137

Notes payable, net of $420,923 debt discount as of June 30, 2012	2,079,077	-
Liability for asset retirement obligations	73,350	59,950

Total liabilities	4,723,735	1,319,087

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.0001 par value, 190,000,000 shares authorized; 48,394,775 and 47,884,775 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	4,839	4,788
Additional paid-in capital	15,974,022	12,107,920
Stock purchase notes receivable	(95,000)	(95,000)
Accumulated deficit	(7,715,538)	(7,558,080)
Accumulated other comprehensive loss - currency translation loss	(313,101)	(305,602)
Total stockholders' equity	7,855,222	4,154,026

Total liabilities and stockholders' equity	$12,578,957	$5,473,113

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues
Oil revenues	$888,921	$639,622	$1,774,549	$1,013,133
Pipeline revenues	417,769	322,828	887,660	591,061
Natural gas revenues	53,126	-	53,126	-
Total operating revenues	1,359,816	962,450	2,715,335	1,604,194

Operating costs and expenses
Operating costs	422,993	228,822	727,859	419,176
General and administrative expenses	963,191	574,857	1,401,620	929,535
Equity tax	32,802	310,297	65,603	310,297
Depreciation, depletion and accretion	215,393	110,889	339,023	209,707

Total operating costs and expenses	1,634,379	1,224,865	2,534,105	1,868,715

Operating income (loss)	(274,563)	(262,415)	181,230	(264,521)

Other income (expenses):
Interest income	2,238	1,440	3,077	1,669
Interest expense	(341,159)	(80,551)	(341,765)	(136,102)
Gain from assignment of leases		3,109,646		3,109,646
Income (loss) before income taxes	(613,484)	2,768,120	(157,458)	2,710,692

Provision for income taxes	-	-	-	-

Net income (loss)	(613,484)	2,768,120	(157,458)	2,710,692

Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,835)	32	(7,499)	6,796

Comprehensive income (loss)	$(617,319)	$2,768,152	$(164,957)	$2,717,488

Basic and diluted income (loss) per share	$(0.01)	$0.06	$(0.00)	$0.06

Weighted average number of common share and common share equivalents used to compute basic and diluted income (loss) per share	48,321,149	47,015,160	48,135,105	46,833,477

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2012 and 2011 (unaudited)

	2012	2011
Cash flows from operating activities:
Net (loss) income	$(157,458)	$2,710,692
Adjustments to reconcile net (loss) income to net cash provided by operating activites:
Shares issued for services	60,200	100,000
Warrants issued for services	448,111	-
Shares issued for interest	-	35,000
Gain from assignment of leases	-	(3,109,646)
Amortization of deferred financing costs	187,902	-
Amortization of debt discount	35,077	-
Accretion of asset retirement obligation	1,509	1,102
Provision for depletion, depreciation amortization and valuation allowance	340,525	209,707
Changes in operating assets and liabilities:
Increase in accounts receivable	(807,999)	(244,458)
Decrease in joint operating account	386,078	17,996
Decrease (increase) in prepaid expenses and other current assets	12,671	(20,580)
Decrease in income tax payable	(800)	-
Increase (decrease) in accounts payable and accrued expenses	964,331	(63,562)
Net cash provided (used) by operating activities	1,470,147	(363,749)

Cash flows from investing activities:
Investment in non oil & gas properties	-	(1,962)
Investments in oil & gas properties	(7,298,333)	(1,016,029)
Net proceeds from assignment of leases	2,776,906	4,350,000
Net cash (used) provided by investing activities	(4,521,427)	3,332,009

Cash flows from financing activities:
Proceeds from secured promissory note	2,500,000	-
Proceeds from promissory notes	-	700,000
Payment on promissory notes	-	(700,000)
Payment of deferred financing costs	(223,496)	-
Net cash provided by financing activities	2,276,504	-

Effect of exchange rate on cash and equivalents	23,772	1,330

Net (decrease) increase in cash and equivalents	(751,004)	2,969,590

Cash and equivalents - beginning of period	1,904,023	307,566

Cash and equivalents - end of period	$1,153,019	$3,277,156

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payment for interest	$117,277	$100,000
Cash payment for income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Warrants issued as deferred financing fees in connection with Secured Promissory Note	$456,000	$-
Warrants issued as deferred financing fees in connection with Note Purchase Agreement	$2,897,642	$-
Minimum obligation for deferred financing fees accrued in connection with Note Purchase Agreement	$100,000	$-
Common stock issued as prepayment for services	$41,400	$-
Increase in asset retirement obligation	$11,891	$-

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011 (unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Osage Exploration and Development, Inc. (“Osage” or the “Company”) is an independent energy company engaged primarily in the acquisition, development, production and sale of oil, gas and natural gas liquids. The Company’s production activities are located in the state of Oklahoma and the country of Colombia. The principal executive offices of the Company are at 2445 Fifth Avenue, Suite 310, San Diego, CA 92101. Osage was organized September 9, 2004 as Osage Energy Company, LLC, (“Osage LLC”) an Oklahoma limited liability company. On April 24, 2006 we merged with a non-reporting, Nevada corporation trading on the pink sheets, Kachina Gold Corporation, which was the entity which survived the merger, through the issuance of 10,000,000 shares of our common stock. The merger was accounted for as a recapitalization of Osage LLC rather than a business combination. Accordingly, no pro forma disclosure is made. The historical financial statements are those of Osage LLC.

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

Osage prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of Regulation S-K. These financial statements should be read together with the financial statements and notes in the Company’s 2011 Form 10-K filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP were condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company incurred losses in the last three years and has accumulated deficits of $7,715,538 (unaudited) at June 30, 2012 and $7,558,080 at December 31, 2011. Substantial portions of the losses are attributable to asset impairment charges, stock based compensation, professional fees and interest expense. The Company's operating plans require additional funds which may take the form of debt or equity financings. There is no assurance additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving profitable operations and obtaining additional financing.

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

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited consolidated financial statements.

On April 17, 2012, we issued a secured promissory note to Boothbay Royalty Co. for gross proceeds of $2,500,000. On April 27, 2012, we entered into a $10,000,000 senior secured note purchase agreement with Apollo Investment Corporation (see Note 6 - Debt).

Basis of Consolidation

The consolidated financial statements include the accounts of Osage and its wholly owned subsidiaries, Osage Energy Company, LLC and Cimarrona, LLC. Accordingly, all references herein to Osage or the Company include the consolidated results. All significant inter-company accounts and transactions were eliminated in consolidation.

Use of Estimates

The accompanying Interim Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Osage’s consolidated financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, as well as the cost and timing of its asset retirement obligations.

Cash and Equivalents

Cash and equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and accounts receivable. Cash balances exceeded FDIC insurance protection levels by $204,695 at June 30, 2012 subjecting the Company to risk related to the uninsured balance. The deposits are held at large established bank institutions. The Company believes the risk of loss associated with these uninsured balances is remote. Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers and working interest owners. Sales to three customers comprised approximately 98% and 99% of Osage’s total revenues for the three and six months ended June 30, 2012, respectively, and sales to two customers comprised approximately 99% of Osage’s total revenues for the three and six months ended June 30, 2011. Osage believes that, in the event its primary customers were unable or unwilling to continue to purchase Osage’s production, there are alternative buyers for its production at comparable prices.

Fair Value of Financial Instruments

As of June 30, 2012 and December 31, 2011, FV of cash, accounts receivable and accounts payable approximate carrying values because of the short-term maturity of these instruments.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the FV of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines FV, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their FV because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the FV measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging.”

As of June 30, 2012 and December 31, 2011 (audited), the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but exclude costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of June 30, 2012 and December 31, 2011, our oil production operations were conducted in Colombia and in the United States (U.S.). The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined. During the six months ended June 30, 2012 and 2011, the Company did not record impairment charges related to its oil and gas properties.

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

Impairment of Long-Lived Assets

The Company follows the guidance provided under FASB ASC Topic 360 (“ASC 360”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. During the six months ended June 30, 2012 and 2011, the Company did not record impairment charges related to its long-lived assets.

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

Revenue Recognition

The Company recognizes sales from one of our properties using the sales method. Under the sales method, the working interest owners recognize sales of oil and gas regardless of the amount produced for the period. The sales method assumes any production sold by a working interest owner comes from that party’s share of the total reserves in place. Thus, whatever quantity is sold in any given period is the revenue for that party. No receivables, payables or unearned revenue are recorded unless a working interest owner’s aggregate sales from the property exceed its share of the total reserves in place. If such a situation arises, the parties would likely choose to cash balance or in some instances, the over delivered partner might choose to negotiate to buy out the under delivered party’s share. For the three months ended June 30, 2012 and 2011, there were no sales or barrels in excess of production. For the six months ending June 30, 2012, we recognized sales of $23,180 and 213 barrels in excess of production. For the six months ending June 30, 2011, we recognized sales of $62,564 and 617 barrels in excess of production.

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

There were no awards issued to employees or directors during the six months ended June 30, 2012 and 2011.

During the three months ended June 30, 2012, we issued 20,000 shares and 400,000 warrants to purchase shares of the Company’s common stock to consultants for services rendered, which vested immediately. During the six months ended June 30, 2012, we issued 110,000 shares and 400,000 warrants to purchase shares of the Company’s common stock to consultants for services rendered. All of the shares vested immediately. As of June 30, 2012, $13,800 of expense related to the shares issued was recorded as a prepaid expense.

Total stock based compensation expense was $491,811 and $507,681 for the three and six months ended June 30, 2012, respectively, and $100,000 for the three and six months ended June 30, 2011.

Income Tax

The Company follows FASB ASC Topic 740 (“ASC 740”), “Accounting for Uncertainty in Income Taxes.” As a result of the implementation of ASC 740, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by ASC 740. As a result of the implementation of ASC 740, the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the Consolidated Statement of Operations. The Company did not have a provision for income taxes for 2012 or 2011. Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its U.S. operations for the three and six months ended June 30, 2012 and 2011.

At June 30, 2012, the Company had federal net operating loss carry forwards of approximately $3.1 million which expire at various dates through 2031 and state net operating loss carry forwards of approximately $2.2 million which expire at various dates through 2032.

Net Income/Loss Per Share

In accordance with FASB ASC Topic 260 “Earnings Per Share,” the Company’s basic net income/loss per share of common stock is calculated by dividing net income/loss by the weighted-average number of shares of common stock outstanding for the period. The diluted net income/loss per share of common stock is computed by dividing the net income/loss using the weighted-average number of common shares including potential dilutive common shares outstanding during the period. Potential common shares are excluded from the computation of diluted net loss per share if anti-dilutive. Potential common shares consisted of 3,271,843 and 2,225,000 warrants to purchase common stock at June 30, 2012 and 2011, respectively.

For the three and six months ended June 30, 2012, the Company was in a loss position and the basic and diluted loss per share are the same since the effect of warrants on loss per share was anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive warrants would have resulted in weighted average common shares outstanding of 50,001,507 and 48,913,948 for the three and six month periods ended June 30, 2012, respectively.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) of Fair Value Measurement—Topic 820.” ASU No. 2011-04 is intended to provide a consistent definition of FV and improve the comparability of FV measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB’s intent about the application of existing FV measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring FV or for disclosing information about FV measurements. The update was effective for annual periods beginning after December 15, 2011. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under U.S. GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

Other recently issued ASUs were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

Osage evaluated all transactions from June 30, 2012 through the financial statement issuance date for subsequent event disclosure.

3. DEFERRED FINANCING COSTS

The Company incurred deferred financing costs in connection with a Note Purchase Agreement (see Note 6), which represented the fair value (“FV”) of warrants, placement fees and legal fees. Deferred financing costs of $3,221,138 are being amortized over the term of the Note Purchase Agreement on a straight-line basis, as there were no amounts outstanding at issuance or as of June 30, 2012. Amortization of deferred financing costs was $187,902 for the three and six months ended June 30, 2012.

4. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following:

	June 30, 2012	December 31, 2011
		(audited)
Properties subject to amortization	$4,703,997	$2,215,936
Properties not subject to amortization	4,313,014	2,115,481
Capitalized asset retirement costs	58,037	46,146
	9,075,048	4,377,563

Accumulated depreciation and depletion	(1,726,907)	(1,294,767)

Oil & Gas Properties, Net	$7,348,141	$3,082,796

On April 21, 2011, the Company entered into a participation agreement (“Participation Agreement”) with Slawson Exploration Company (“Slawson”) and U.S. Energy Development Corporation (”USE”, Slawson and USE, together, the “Parties”). Pursuant to the terms of the Participation Agreement, Slawson and USE acquired 45% and 30% respectively, of our 10,000 acre Nemaha Ridge prospect in Logan County, Oklahoma for $4,875,000. In addition, the Parties shall carry Osage for 7.5% of the cost of the first three horizontal Mississippian wells, which means that for the first three horizontal Mississippian wells, the Company will provide 17.5% of the total well costs. After the first three wells, the Company is responsible for 25% of the total well costs. Revenue from wells drilled pursuant to the Participation Agreement shall be allocated 45% to Slawson, 30% to USE and 25% to Osage. Slawson will be the operator of all wells in the Nemaha Ridge prospect. The Company continues to acquire additional acreage in the Nemaha Ridge prospect and will offer the additional acreage to the Parties, at its cost, subject to their acceptance. At June 30, 2012, the Company had 7,177 net acres (42,602 gross) leased in Logan County. In December 2011, the Company began drilling the Wolfe 1-29H, its first well in Logan County and in January 2012, the Company began drilling the Krittenbrink 2-36H, its second well in Logan County. In March 2012, the Company began well production and recognized its first oil revenues from these properties. In May, the Company began drilling its third well in Logan County, the Davis Farms 5-2H. As of June 30, 2012, the Company had also completed two salt water disposal wells and commenced drilling its third salt water disposal well.

In addition to accumulating leases in Logan County, in 2011, the Company began to acquire leases in Pawnee County, Oklahoma, targeting the Mississippian formation. In July 2011, the Company purchased from B&W Exploration, Inc. (“B&W”) the Pawnee County prospect for $8,500. In addition, B&W is also entitled to an overriding royalty interest on the leases acquired and a 12.5% carry on the first $200,000 of lease bonus paid in the form of an assignment of 12.5% of the leases acquired. As of June 30, 2012, the Company had 2,726 net acres (3,525 gross) leased in Pawnee County. As of June 30, 2012, none of these leases have been assigned to B&W.

In 2011, the Company began to acquire leases in Coal County, Oklahoma, targeting the Woodford Shale formation. At June 30, 2012, we had 4,230 net (9,055 gross) acres leased in Coal County.

At June 30, 2012, the Company had leased an aggregate of 14,133 net (55,182 gross) acres across three counties in Oklahoma.

5. GEOGRAPHICAL INFORMATION

The following table sets forth revenues and assets by geographic location for the periods presented:

	Revenues for the		Revenues for the
	Three Months ended June 30, 2012		Three Months ended June 30, 2011
	Amount	% of Total	Amount	% of Total
Colombia	$735,409	54.1%	$951,623	98.9%
United States	624,407	45.9%	10,827	1.1%
Total	$1,359,816	100.0%	$962,450	100.0%

	Revenues for the		Revenues for the
	Six Months ended June 30, 2012		Six Months ended June 30, 2011
	Amount	% of Total	Amount	% of Total
Colombia	$1,757,793	64.7%	$1,583,122	98.7%
United States	957,542	35.3%	21,072	1.3%
Total	$2,715,335	100.0%	$1,604,194	100.0%

	Long Lived Assets at		Long Lived Assets at
	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Colombia	$2,516,005	27.5%	$2,062,492	46.3%
United States	6,638,985	72.5%	2,395,013	53.7%
Total	$9,154,990	100.0%	$4,457,505	100.0%

6. DEBT

2012 Activity

Apollo - Note Purchase Agreement

On April 27, 2012, we entered into a $10,000,000 senior secured note purchase agreement (“Note Purchase Agreement” or “Notes”) with Apollo Investment Corporation (“Apollo”). The Notes, which mature on April 27, 2015, are secured by substantially all of the assets of the Company, including a mortgage on all our Oklahoma leases. The Notes bear interest of Libor plus 15.0% with a Libor floor of 2.0%, with interest payable monthly. In addition, Apollo received a warrant to purchase 1,496,843 shares of common stock, exercisable at $0.01 per share, with a Black-Scholes value of $2,483,952 and an expiration date of April 27, 2017. The minimum draw amount on the Note Purchase Agreement is $1,000,000. At closing, we did not draw down any funds. At June 30, 2012, we did not have any amounts outstanding under the Note Purchase Agreement.

At closing of the Note Purchase Agreement, we paid $100,000 of a minimum placement fee to CC Natural Resource Partners, LLC (“CCNRP”) and issued a warrant to purchase 250,000 shares of common stock, exercisable at $0.01 per share, with a Black-Scholes value of $413,690 and an expiration date of April 27, 2014. We will pay CCNRP an additional minimum placement fee of 4.0% of the amount drawn, once we have drawn $2,500,000 under the Note Purchase Agreement, which $100,000 is included in accrued expenses in our consolidated balance sheet. In addition, we paid $123,496 in legal fees, of which $100,000 were paid to Apollo.

The Company recorded deferred financing costs in the aggregate amount of $3,221,138 in connection with the Note Purchase Agreement (see Note 3), representing the FV of warrants issued to Apollo and CCNRP, minimum placement fees and legal fees, which are amortized on a straight-line basis over the term of the Notes as the Company did not draw funds at issuance.

On each anniversary of the closing date, the Company will pay an administrative fee of $50,000. The Company is obligated to pay a quarterly standby fee, which accrues at a rate of 3.0%, on the amount of undrawn funds equal to the difference between $5,000,000 and the aggregate principal amount of notes issued on or after the closing date. The Company is subject to certain precedents in connection with each draw, an upfront fee equal to 2.0% of the principal amount of each draw, and is required to maintain a deposit account equal to 3 months of interest payments.

The Company is subject to various affirmative, negative and financial covenants under the Note Purchase Agreement along with other restrictions and requirements, all as defined in the Note Purchase Agreement. Affirmative covenants include by October 31st of each year beginning in 2012, a reserve report prepared as of the immediately preceding September 30th, concerning the Company’s domestic oil and gas properties prepared by one or more approved petroleum engineers, and thereafter as of September 30th of each year. Financial covenants include a $75,000 limitation per quarter on general and administrative costs in excess of the revenues generated by Cimarrona, LLC and the following:

Each Quarter Ending:	Interest Coverage Ratio (1)	Minimum Production (in thousands of barrels or MBbls)	Asset Coverage Ratio (2)
December 31, 2012	4.00 to 1.00	40	1.00 to 1.00
March 31, 2013	4.50 to 1.00	50	1.25 to 1.00
June 30, 2013	5.00 to 1.00	60	1.50 to 1.00
September 30, 2013	5.25 to 1.00	70	1.75 to 1.00
December 31, 2013	5.50 to 1.00	80	2.00 to 1.00
March 31, 2014, and thereafter	5.50 to 1.00	90	2.00 to 1.00

(1)	“Interest Coverage Ratio” means the ratio as of the last day of any fiscal quarter of 1) Consolidated Adjusted EBITDAX for the four fiscal quarters ending on such date to 2) consolidated cash interest expense for such four fiscal quarter period; provided, that for the purposes of determining the Interest Coverage Ratio for the fiscal quarter ending December 31, 2012, Consolidated Adjusted EBITDAX and consolidated cash interest expense for the four fiscal quarters ending on such date shall be deemed to equal Consolidated Adjusted EBITDAX or consolidated cash interest expense, as applicable for the two fiscal quarters ending on such date multiplied by 2; provided further, that for the purposes of determining the Interest Coverage Ratio for the fiscal quarter ending March 31, 2013, Consolidated Adjusted EBITDAX and consolidated cash interest expense for the four fiscal quarters ending on such date shall be deemed to equal Consolidated Adjusted EBITDAX or consolidated cash interest expense, as applicable for the three fiscal quarters ending on such date multiplied by 4/3.

“Consolidated Adjusted EBITDAX” means, for any period, an amount determined for the Company and its subsidiaries on a consolidated basis equal to:

(a)        the sum, without duplication, of the amounts for such period of:

(i)	consolidated net income, plus
(ii)	consolidated interest expense, plus
(iii)	provisions for taxes based on income, plus
(iv)	total depreciation expense, plus
(v)	total amortization expense, plus
(vi)	exploration expense, plus
(vii)	other non-cash items reducing consolidated net income (excluding any such non-cash item to the extent that it represents an accrual or reserve for potential cash items in any future period or amortization of a prepaid cash item that was paid in a prior period), minus

(b)        the sum, without duplication of the amounts for such period of:

(i)	other non-cash items increasing consolidated net income for such period (excluding any such non-cash item to the extent it represents the reversal of an accrual or reserve for potential cash item in any prior period), plus
(ii)	interest income, plus
(iii)	extraordinary or non-recurring gains and other extraordinary or non-recurring income (as determined in accordance with U.S. GAAP), to the extent included in the calculation of consolidated net income.

EBITDAX is a supplemental non-GAAP financial measure. Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain non-GAAP financial information. Non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures.

(2)	“Asset Coverage Ratio” means the ratio as of the last day of any fiscal quarter of (iv) PV10, or the present value discounted at 10%, of the Company’s proved developed producing reserves located on domestic O&G properties as of such date to (v) the all obligations as of such date owed under the Notes.

Use of proceeds is limited to those purposes specified in the Note Purchase Agreement. The Notes are subject to mandatory prepayment in the event of certain asset sales, insurance or condemnation proceeds, indebtedness issuance, extraordinary receipts and tax refunds. All terms are as defined in the Note Purchase Agreement.

Boothbay - Secured Promissory Note

On April 17, 2012, we issued a secured promissory note (“Secured Promissory Note”) to Boothbay Royalty Co., (“Boothbay”) for gross proceeds of $2,500,000. The Secured Promissory Note matures April 17, 2014 and bears interest of 18%, payable monthly. In addition, Boothbay received 400,000 shares of common stock at $1.14 per share, the FV of our common stock as of April 17, 2012, or $456,000 which was recorded as debt discount, a 1.5% overriding royalty on our leases in section 29, township 17 North, range 3 in Logan County, Oklahoma and a 1.7143% overriding royalty on our leases in section 36, township 19 North, range 4 West in Logan County, Oklahoma. The Secured Promissory Note is secured by a first mortgage (with power of sale), security agreement and financing statement, and other collateral documents of even date covering a 5% overriding royalty interest, proportionately reduced, in all of the Company’s leases in Logan County, Oklahoma.

During the three and six months ended June 30, 2012, the Company recognized an aggregate of $35,077 in interest expense, due to amortization of debt discount related to the common stock issued in connection with the Secured Promissory Note.

2011 Activity

Hoffman Note

On April 5, 2011, we issued a secured promissory note (“Hoffman Note”) to Peter Hoffman, an individual investor for $200,000. The Hoffman Note matured August 5, 2011, had a loan fee and prepaid interest of 250,000 shares of common stock, valued at $35,000, and was secured by an assignment of the Company’s future oil and gas leases in Logan County, Oklahoma. The Company repaid the Hoffman Note in full on May 24, 2011. At the time of issuance of the Secured Promissory Note, Mr. Hoffman owned approximately 13.2% of the Company. The Hoffman Note was agreed upon through arms-length negotiations.

Blackrock Note

On January 24, 2011, we issued a $500,000 secured promissory note to an institutional investor (“Blackrock Note”). The Blackrock Note matured May 24, 2011, had a loan fee of $100,000, payable at the time of repayment, and was secured by an assignment of all of our current and future leases in Logan County, Oklahoma and our ownership in Cimarrona LLC. The Company repaid the Blackrock Note and the loan fee on May 24, 2011.

7. COMMITMENTS AND CONTINGENCIES

Environment

Osage, as owner and operator of oil and gas properties, is subject to various federal, state, and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the owner of real property and the lessee under oil and gas leases for the cost of pollution clean-up resulting from operations, subject the owner/lessee to liability for pollution damages and impose restrictions on the injection of liquids into subsurface strata. Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasing stringent regulations could require the Company to make additional unforeseen environmental expenditures. The Company maintains insurance coverage it believes is customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of June 30, 2012, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's property.

Land Rentals and Operating Leases

In February 2011, the Company entered into a 36 month lease for its corporate offices in San Diego. The lease, including parking, was initially for $3,488 per month for the first year, increasing to $3,599 and $3,715 in the second and third years, respectively. In addition, the Company is responsible for all operating expenses and utilities. The lease required the Company to increase its security deposit from $3,381 to $10,000, with $3,299 and $3,415 of the security deposit to be applied to months 13 and 25, respectively, of the lease. In February 2012, the Company entered into a 24 month lease for a vehicle to be utilized by its operations in Oklahoma. Lease payments are $680 per month. Outside of the San Diego office and Oklahoma vehicle lease, the Company’s Oklahoma office and all leased equipment are under month-to-month operating leases. Rental expense totaled $14,344 and $13,163, and $28,383 and $27,100 for the three and six months ended June 30, 2012 and 2011, respectively.

Future minimum commitments under operating leases are as follows as of June 30, 2012:

Year	Amount

2012 (July 1- December 31)	$23,877
2013	45,493
2014	8,190
$77,560

Legal Proceedings

The Company is not party to any litigation arisen in the normal course of its business and that of its subsidiaries.

Division de Impuestos y Actuanas Nacionales (“DIAN”), the Colombian tax authorities, levies a tax based on the equity value of Cimarrona. The equity tax for prior years comprised both current equity taxes as well as taxes assessed by DIAN on Cimarrona’s operations in 2001 and 2003 prior to its ownership by us. In 2010, the Company was notified by DIAN that it owes $883,742 in equity taxes relating to 2001 and 2003 equity tax years. To compute the value the equity tax is assessed upon, Cimarrona subtracted the cost of its non-producing wells in 2001 and 2003. However, DIAN’s position is that as long as the field is productive, Cimarrona should not have subtracted the cost of the non-producing wells. In May 2011, we settled in full the 2001 equity liability with DIAN. In January 2012, we were informed by DIAN that we have lost our appeal on the 2003 tax issue and we increased the amount attributable to the 2003 tax year by $322,288 to correspond to the amount DIAN indicates we owe for the 2003 tax year. We are currently in negotiations with DIAN about repayment terms for the 2003 tax year. The Company recognized $32,802 and $310,297 in equity tax for the three months ended June 30, 2012 and 2011, respectively, and $65,603 and $310,297 for the six months ended June 30, 2012 and 2011, respectively.

8. MAJOR CUSTOMERS

During the three and six months ended June 30, 2012 and 2011, the Company had four and three customers, respectively, which accounted for all of its sales:

	Three Months ended		Three Months ended
	June 30, 2012		June 30, 2011
	Amount	% of Total	Amount	% of Total
Slawson	$602,297	44.3%	$-	-
Hocol	317,640	23.4%	628,795	65.4%
Pacific	417,769	30.7%	322,828	33.5%
Sunoco	-	-	10,827	1.1%
Coffeyville	22,110	1.6%	-	-
Total	$1,359,816	100.0%	$962,450	100.0%

	Six Months ended		Six Months ended
	June 30, 2012		June 30, 2011
	Amount	% of Total	Amount	% of Total
Slawson	$923,150	34.0%	$-	-
Hocol	870,133	32.0%	992,061	61.9%
Pacific	887,660	32.7%	591,061	36.8%
Sunoco	-	-	21,072	1.3%
Coffeyville	34,392	1.3%	-	-
Total	$2,715,335	100.0%	$1,604,194	100.0%

9. LIABILITY FOR ASSET RETIREMENT OBLIGATIONS

The Company recognizes a liability at discounted FV for the future retirement of tangible long-lived assets and associated assets retirement cost associated with the petroleum and natural gas properties. The FV of the liability is capitalized as part of the cost of the related asset and amortized to expense over its useful life. The liability accretes until the date of expected settlement of the retirement obligations. The related accretion expense is recognized in the statement of operations. The provision will be revised for the effect of any changes to timing related to cash flow or undiscounted abandonment costs. Actual expenditures incurred for the purpose of site reclamation are charged to the asset retirement obligations (“AROs”) to the extent that the liability exists on the balance sheet. Differences between the actual costs incurred and the FV of the liability recorded are recognized in income in the period the actual costs are incurred. There are no legally restricted assets for the settlement of AROs. No income tax is applicable to the ARO as of June 30, 2012 and December 31, 2011, because the Company records a valuation allowance on deductible temporary differences due to the uncertainty of its realization. A reconciliation of the Company's asset retirement obligations for the periods presented is as follows:

	June 30, 2012			December 31, 2011 (audited)
	Colombia	United States	Combined	Colombia	United States	Combined
Beginning Balance	$35,719	$24,231	$59,950	$35,719	$22,227	$57,946
Incurred during the period	-	-	-	-	-	-
Additions for new wells	-	11,891	11,891	-	-	-
Accretion expense	-	1,509	1,509	-	2,004	2,004
Ending Balance	$35,719	$37,631	$73,350	$35,719	$24,231	$59,950

10. EQUITY

Common Stock

On January 27, 2012, the Company issued 90,000 shares of common stock at $41,400 or $0.46 per share, to a consultant as compensation for services to be rendered March through August 2012.

On April 16, 2012, the Company issued 20,000 shares of common stock at $23,000 or $1.15 per share, to a consultant as compensation for services rendered.

On April 17, 2012, in connection with the Secured Promissory Note, we issued to Boothbay 400,000 shares of common stock at $456,000 or $1.14 per share (see Note 6 – Debt).

Warrants

On April 16, 2012, we issued a warrant to purchase 200,000 shares of common stock, exercisable at $0.01 per share, with a Black-Scholes value of $229,056 and a term of 2 years, to a consultant as compensation for services rendered.

On April 20, 2012, we issued a warrant to purchase 200,000 shares of common stock, exercisable at $0.01 per share, with a Black-Scholes value of $219,055 and a term of 2 years, to a consultant as compensation for services rendered.

On April 27, 2012, in connection with the Note Purchase Agreement, we issued a warrant to the investor to purchase 1,496,843 shares of common stock, exercisable at $0.01 per share, with a Black-Scholes value of $2,483,952 and a term of 5 years. At closing of the Note Purchase Agreement, we issued a warrant to the placement agent to purchase 250,000 shares of common stock, $0.0001 par value, exercisable at $0.01 per share, with a Black-Scholes value of $413,690 and a term of 2 years (see Note 6 – Debt).

11. SUBSEQUENT EVENTS

None.

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

On April 8, 2008, we entered into a membership interest purchase agreement (the “Purchase Agreement”) with Sunstone Corporation (“Sunstone”) pursuant to which we acquired from Sunstone 100% of the membership interests in Cimarrona Limited Liability Company, an Oklahoma limited liability company (“Cimarrona LLC”). Cimarrona LLC owns a 9.4% interest in certain oil and gas assets in the Guaduas field, located in the Dindal and Rio Seco Blocks that consist of 21 wells, of which seven are currently producing, that covers 30,665 acres in the Middle Magdalena Valley in Colombia as well as a pipeline with a current capacity of approximately 35,000 barrels of oil per day. The Purchase Agreement was effective as of April 1, 2008.The Cimarrona property is subject to an Ecopetrol Association Contract (the “Association Contract”) whereby we pay Ecopetrol S.A. (“Ecopetrol”) royalties of 20% of the oil produced. The pipeline is not subject to the Association Contract. The royalty amount for the Cimarrona property is paid in oil. In addition to the royalty, according to the Association Contract, Ecopetrol may, for no consideration, become a 50% partner, once an audit of revenues and expenses indicate that the partners in the Association Contract have received a 200% reimbursement of all historical costs to develop and operate the Guaduas field. We believe Ecopetrol could become a 50% partner in 2013, which would effectively reduce our cash flows by 50%. In addition, in 2022, the Association Contract with Ecopetrol terminates, at which time we will have no economic interest remaining in this property. The property and the pipeline are both operated by Pacific, which owns 90.6% of the Guaduas field. Pipeline revenues generated from Cimarrona primarily relate to transportation costs charged to third party oil producers, including Pacific.

In 2010, we began to acquire oil and gas leases in Logan County, Oklahoma targeting the Mississippian formation. The Mississippian formation is located on the Anadarko Shelf in northern Oklahoma and south-central Kansas. The top of this expansive carbonate hydrocarbon system is encountered between 4,000 and 6,000 feet and lies stratigraphically between the Pennsylvanian-aged Morrow Sand and the Devonian-aged Woodford Shale formations. The Mississippian formation may reach 600 feet in gross thickness and the targeted porosity zone is between 50 and 300 feet thick. The formation’s geology is well understood as a result of the thousands of vertical wells drilled and produced there since the 1940s. Beginning in 2007, horizontal drilling and multi-stage hydraulic fracturing treatments have demonstrated the potential for extracting significant additional quantities of oil and natural gas from the formation. On April 21, 2011, we entered into a participation agreement (the “Participation Agreement”) with Slawson Exploration Company (“Slawson”) and U.S. Energy Development Corporation (“USE”). Pursuant to the terms of the Participation Agreement, Slawson and USE acquired 45% and 30% respectively, of our 10,000 acre Nemaha Ridge prospect in Logan County, Oklahoma for $4,875,000. In addition, Slawson and USE shall carry Osage for 7.5% of the cost of the first three horizontal Mississippian wells, such that for the first three horizontal Mississippian wells, the Company will provide 17.5% of the total well costs. After the first three wells, the Company is responsible for 25% of the total well costs. Revenue from wells drilled pursuant to the Participation Agreement shall be allocated 45% to Slawson, 30% to USE and 25% to Osage. Slawson will be the operator of all wells in the Nemaha Ridge prospect. We are acquiring additional acreage in the Nemaha Ridge prospect and will offer the additional acreage to Slawson and USE, at our cost, subject to their acceptance. The Participation Agreement states that Osage will deliver acreage in the Nemaha Ridge Prospect to the Parties at a net Revenue Interest (“NRI”) of 78% unless Osage acquires the acreage at an NRI lower than 78%, in which case, the acreage will be delivered at the NRI acquired by Osage. Where Osage acquires leases with an NRI in excess of 78%, it has provided its management and consultants an overriding royalty interest (“ORRI”) equal to the difference between the NRI and 78%. At June 30, 2012, the Company had 7,177 net acres (42,602 gross) leased in Logan County. In December 2011 and January 2012, respectively, we began drilling the Wolfe 1-29H and the Krittenbrink 2-36H, our first and second wells in Logan County. In March 2012, the Company began well production and recognized its first oil revenues from these properties. In May 2012, the Company began drilling its third well in Logan County, the Davis Farms5-2H, and by June 30, 2012, the Company had already completed two salt water disposal wells and commenced drilling its third salt water disposal well.

In 2011, the Company began to acquire leases in Pawnee County, Oklahoma, targeting the Mississippian formation. In July 2011, we purchased from B&W Exploration, Inc. (“B&W”) the Pawnee County prospect targeting the Mississippian, for $8,500. In addition, B&W is also entitled to an overriding royalty interest on the leases acquired and a 12.5% carry on the first $200,000 of lease bonus paid in the form of an assignment of 12.5% of the leases acquired. As of June 30, 2012, the Company had 2,726 net acres (3,525 gross) leased in Pawnee County. As of June 30, 2012, none of these leases have been assigned to B&W.

In 2011, we also began to acquire leases in Coal County, Oklahoma, targeting the Woodford Shale formation. The Woodford Shale formation is located mainly in southeastern Oklahoma in the Arkoma Basin. The Woodford shale lies directly under the Mississippian and started as a vertical play, but horizontal drilling techniques and multi-stage fracturing technology have been used in the Woodford in recent years with much success. At June 30, 2012, we had 4,230 net (9,055 gross) acres leased in Coal County.

At June 30, 2012, we had leased an aggregate of 14,133 net (55,182 gross) acres across three counties in Oklahoma as follows:

	Gross	Osage Net
Logan	42,602	7,177
Pawnee	3,525	2,726
Coal	9,055	4,230
	55,182	14,133

We had an accumulated deficit of $7,715,538 at June 30, 2012 and $7,558,080 at December 31, 2011. In 2011, we recognized a one-time gain of $3,109,646 from assignment of leases in Logan County, Oklahoma. Our operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. Our ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

We anticipate we will need to raise at least $10,000,000 to sustain operations over the next 12 months, with the majority of the capital being used to drill additional wells in Logan County, Oklahoma. At present, the revenues generated from the Cimarrona and Hopper properties are only sufficient to cover field operating expenses and a portion of our overhead. We have undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next 12 months and beyond. These steps include (a) assigning a portion of our oil and gas leases in Logan County, Oklahoma (b) participating in drilling of wells in Logan County, Oklahoma within the next 12 months, (c) controlling overhead and expenses and (d) raising additional capital and/or obtaining financing. There is no assurance we will successfully accomplish these steps and it is uncertain we will achieve profitable operations and/or obtain additional financing. There can be no assurance any additional financings will be available to us on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

On April 17, 2012, we issued a secured promissory note (“Secured Promissory Note”) to Boothbay Royalty Co. (Boothbay) for $2,500,000. On April 27, 2012, we entered into a $10,000,000 senior secured note purchase agreement (“Note Purchase Agreement”) with Apollo Investment Corporation (“Apollo”) (see Note 6 - Debt, in the accompanying unaudited consolidated financial statements). We anticipate that we will draw the full $10,000,000 available to us under the Note Purchase Agreement during the next 12 months to support the drilling in Logan County, as well as the other counties in Oklahoma.

Results of Operations

Three Months ended June 30, 2012 compared to Three Months ended June 30, 2011

Our total revenues for the three months ended June 30, 2012 and 2011 comprised the following:

	2012		2011		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Oil Sales	$888,921	65.4%	$639,622	66.5%	$249,299	39.0%
Pipeline Sales	417,769	30.7%	322,828	33.5%	94,941	29.4%
Natural Gas Sales	53,126	3.9%	-	0.0%	53,126	-
Total Revenues	$1,359,816	100.0%	$962,450	100.0%	$397,366	41.3%

Oil Sales

Oil Sales were $888,921, an increase of $249,299, or 39.0%, for the three months ended June 30, 2012 compared to $639,622 for the three months ended June 30, 2011. Oil sales increased due to an increase in the number of barrels sold as well as price increases. In Colombia, we sold 3,000 barrels (“BBLs”) at an average price of $109.72 in the 2012 period, compared to 6,000 BBLs at an average price of $104.80 in the 2011 period. In the United States (U.S.), we sold 7,912 BBLs at an average price of $95.68 in the 2012 period compared to 148 BBLs at an average price of $96.89 in the 2011 period. In March 2012 we began well production in our first and second wells in Logan County, Oklahoma, which accounted for the majority of the increase in oil sales in the United States.

Pipeline Sales

The Guaduas pipeline connects with the ODC pipeline (the “ODC Pipeline”) to transport oil to the port of Covenas in Colombia. Pipeline sales were $417,769, an increase of $94,941, or 29.4% for the three months ended June 30, 2012 compared to $322,828 for the three months ended June 30, 2011, due to an increase in the number of barrels transported to approximately 2.21 million BBLs (our share was approximately 208,000 BBLs) in the 2012 period from 1.99 million BBLs (our share was approximately 187,000 BBLs) in the 2011 period as well as an increase in the average price per barrel charged from $1.77 in 2011 to $2.01 in 2012.

Total revenues were $1,359,816, an increase of $397,366, or 41.3% for the three months ended June 30, 2012 compared to $962,450 for the three months ended June 30, 2011. Oil sales accounted for 65.4% and 66.5% of total revenues in the 2012 and 2011 periods, respectively.

Natural Gas Sales

Natural gas sales were $53,126 for the three months ended June 30, 2012 compared to $0 for the three months ended June 30, 2011. We recognized our first natural gas sales during this period, which came from the Wolfe 1-29H well, our first well in Logan County, Oklahoma.

Production

For the three months ended June 30, 2012 and 2011, our production was as follows:

	2012		2011		Increase/(Decrease)
Oil Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
Colombia	4,152	34.4%	4,808	97.0%	(656)	-13.6%
United States	7,912	65.6%	148	3.0%	7,764	5245.9%
Total	12,064	100.0%	4,956	100.0%	7,108	143.4%

Natural Gas Production:	Mcf	% of Total	Mcf	% of Total	Mcf	%
United States	15,525	100.0%	-	0.0%	15,525	-

Oil production, net of royalties, was 12,064 BBLs, an increase of 7,108 BBLs, or 143.4% for the three months ended June 30, 2012 compared to 4,956 BBLs for the three months ended June 30, 2011, due to production increases in the U.S. Colombian production accounted for 34.4% and 97.0% of total production for the three months ended June 30, 2012 and 2011, respectively.

Natural gas production was 15,525 Mcf for the three months ended June 30, 2012. This is our first quarter reporting natural gas production, and there was no production of natural gas during the three months ended June 30, 2011.

Operating Costs and Expenses

For the three months ended June 30, 2012 and 2011, our operating costs and expenses were as follows:

	2012		2011		Change
		Percent of		Percent of
	Amount	Sales	Amount	Sales	Amount	Percentage
Operating Expenses
Operating	$422,993	31.1%	$228,822	23.8%	$194,171	84.9%
General & Administrative	963,191	70.8%	574,857	59.7%	388,334	67.6%
Equity Tax	32,802	2.4%	310,297	32.2%	(277,495)	-89.4%
Depreciation, Depletion and Accretion	215,393	15.8%	110,889	11.5%	104,504	94.2%
Total Operating Expenses	$1,634,379	120.2%	$1,224,865	127.3%	$409,514	33.4%

Operating Costs

Our operating costs were $422,993 for the three months ended June 30, 2012 compared to $228,822 for the three months ended June 30, 2011, due primarily to an increase in operating costs in the U.S., which included drilling our second and third wells in Logan County and three salt water disposal wells and an increase in operating costs in Colombia on our wells and pipeline. Operating costs as a percentage of total revenues increased to 31.1% in the 2012 period from 23.8% in 2011 period, as the percentage increase in operating costs was much greater than the percentage increase in revenues.

General and Administrative Expenses

General and administrative expenses were $963,191 for the three months ended June 30, 2012, an increase of $388,334 or 67.6%, compared to $574,857 for the three months ended June 30, 2011. As a percent of total revenues, general and administrative expenses increased to 70.8% in the 2012 period from 59.7% in the 2011 period. The increase of $388,334 was primarily due to an increase in stock based compensation of $391,811. The increase in stock based compensation expense for the three months ended June 30, 2012 related to the issuance of shares and warrants to consultants for services. All shares were immediately vested. Stock based compensation for the three months ended June 30, 2011 was $100,000, and resulted from the issuance of 400,000 shares to two consultants.

Equity Tax

Equity tax was $32,802 for the three months ended June 30, 2012 and $310,297 for the three months ended June 30, 2011. Division de Impuestos y Actuanas Nacionales (“DIAN”), the Colombian tax authorities, levies a tax based on the equity value of Cimarrona. The 2012 equity tax of $32,802 related to the current 2012 assessment, and the 2011 equity tax of $310,297 related to an additional 2003 assessment, which was prior to our ownership of Cimarrona.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $215,393 for the three months ended June 30, 2012 and $110,889 for the three months ended June 30, 2011, an increase of $104,504 or 94.2%. Our depletion expense will continue to increase to the extent we are successful in our well production in Oklahoma.

Operating Loss

Operating loss was $274,563 for the three months ended June 30, 2012 compared to an operating loss of $262,415 for the three months ended June 30, 2011. The operating loss increase of $12,148 for the 2012 period compared to the 2011 period was due to the increase in operating costs and expenses of $409,514 and partially offset by an increase in operating revenues of $397,366 during the same period.

Interest Expense

Interest expense was $341,159 for the three months ended June 30, 2012 compared to $80,551 for the three months ended June 30, 2011, an increase of $260,608. The increase in interest expense during the 2012 period was primarily due to deferred financing fees amortization, interest expense, standby fees and debt discount amortization in connection with the Note Purchase Agreement and Secured Promissory Note.

Interest expense for the 2011 period is related to the Blackrock Note issued in January 2011 and repaid in May 2011, and the Hoffman Note issued in April 2011 and repaid in May 2011.

Gain from Assignment of Leases

During the three months ended June 30, 2011 we recognized a gain from assignment of leases of $3,109,646. The gain related to the assignment of leases in the Nemaha Ridge prospect in Logan County, Oklahoma pursuant to the Participation Agreement. There was no similar gain during the three months ended June 30, 2012.

Provision for Income Taxes

Provision for income taxes was zero for the three months ended June 30, 2012 and 2011. Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its U.S. operations for the current period.

Net Income/Loss

Net loss was $613,484 for the three months ended June 30, 2012 compared to net income of $2,768,120 for the three months ended June 30, 2011. The $3,381,604 decrease in net income to a net loss was primarily due to the $3,109,646 gain from assignment of leases in 2011 which was not repeated in the 2012 period and an increase of $260,608 in interest expense.

Foreign Currency Translation Gain/Loss

Foreign currency translation loss was $3,835 for the three months ended June 30, 2012 compared to a foreign currency translation gain of $32 for the three months ended June 30, 2011. The Colombian Peso to Dollar Exchange Rate averaged 1,785 and 1,800 for the three month periods ended June 30, 2012 and 2011, respectively and was 1,796 and 1,777 at June 30, 2012 and December 31, 2011.

Comprehensive Income/Loss

Comprehensive loss was $617,319 for the three months ended June 30, 2012 compared to comprehensive income of $2,768,152 for the three months ended June 30, 2011. Comprehensive income decreased by $3,385,471 due to the $3,381,604 decrease in net income in the 2012 period compared to the 2011 period and the $3,867 decrease in the foreign currency translation adjustment.

Six Months ended June 30, 2012 compared to Six Months ended June 30, 2011

Our total revenues for the six months ended June 30, 2012 and 2011 comprised the following:

	2012		2011		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Oil Sales	$1,774,549	65.3%	$1,013,133	63.2%	$761,416	75.2%
Pipeline Sales	887,660	32.7%	591,061	36.8%	296,599	50.2%
Natural Gas Sales	53,126	2.0%	-	0.0%	53,126	-
Total Revenues	$2,715,335	100.0%	$1,604,194	100.0%	$1,111,141	69.3%

Oil Sales

Oil Sales were $1,774,549, an increase of $761,416, or 75.2%, for the six months ended June 30, 2012 compared to $1,013,133 for the six months ended June 30, 2011. Oil sales increased due to an increase in the number of barrels sold as well as price increases. In Colombia, we sold 8,000 barrels (“BBLs”) at an average price of $112.71 in the 2012 period, compared to 10,000 BBLs at an average price of $102.80 in the 2011 period. In the United States (“US”), we sold 11,985 BBLs at an average price of $99.30 in the 2012 period compared to 308 BBLs at an average price of $90.63 in the 2011 period. In March 2012 we began well production in our first and second wells in Logan County, Oklahoma, which accounted for the majority of the increase in oil sales in the U.S.

Pipeline Sales

The Guaduas pipeline connects with the ODC pipeline (the “ODC Pipeline”) to transport oil to the port of Covenas in Colombia. Pipeline sales were $887,660, an increase of $296,599, or 50.2% for the six months ended June 30, 2012 compared to $591,061 for the six months ended June 30, 2011, due to a large increase in the number of barrels transported to approximately 4.70 million BBLs (our share was approximately 442,000 BBLs) in the 2012 period from 3.56 million BBLs (our share was approximately 334,000 BBLs) in the 2011 period as well as an increase in the average price per barrel charged from $1.74 in 2011 to $2.01 in 2012.

Total revenues were $2,715,335, an increase of $1,111,141, or 69.3% for the six months ended June 30, 2012 compared to $1,604,194 for the six months ended June 30, 2011. Oil sales accounted for 65.3% and 63.2% of total revenues in the 2012 and 2011 periods, respectively.

Natural Gas Sales

Natural gas sales were $53,126 for the six months ended June 30, 2012 compared to $0 for the six months ended June 30, 2011. We recognized our first natural gas sales during the second quarter of 2012, which came from the Wolfe 1-29H well, our first well in Logan County.

Production

For the six months ended June 30, 2012 and 2011, our production was as follows:

	2012		2011		Increase/(Decrease)
Oil Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
Colombia	7,787	39.4%	9,382	96.8%	(1,595)	-17.0%
United States	11,985	60.6%	308	3.2%	11,677	3791.2%
Total	19,772	100.0%	9,690	100.0%	10,082	104.0%

Natural Gas Production:	Mcf	% of Total	Mcf	% of Total	Mcf	%
United States	15,525	100.0%	-	0.0%	15,525	-

Oil production, net of royalties, was 19,772 BBLs, an increase of 10,082 BBLs, or 104.0% for the six months ended June 30, 2012 compared to 9,690 BBLs for the six months ended June 30, 2011 due to production increases in the U.S. Colombian production accounted for 39.4% and 96.8% of total production for the six months ended June 30, 2012 and 2011, respectively.

Natural gas production was 15,525 Mcf for the six months ended June 30, 2012. The quarter ended June 30, 2012 was the first quarter we reported natural gas production.

Operating Costs and Expenses

For the six months ended June 30, 2012 and 2011, our operating costs and expenses were as follows:

	2012		2011		Change
		Percent of		Percent of
	Amount	Sales	Amount	Sales	Amount	Percentage
Operating Expenses
Operating	$727,859	26.8%	$419,176	26.1%	$308,683	73.6%
General & Administrative	1,401,620	51.6%	929,535	57.9%	472,085	50.8%
Equity Tax	65,603	2.4%	310,297	19.3%	(244,694)	-78.9%
Depreciation, Depletion and Accretion	339,023	12.5%	209,707	13.1%	129,316	61.7%
Total Operating Expenses	$2,534,105	93.3%	$1,868,715	116.5%	$665,390	35.6%

Operating Costs

Our operating costs were $727,859 for the six months ended June 30, 2012 compared to $419,176 for the six months ended June 30, 2011, due primarily to an increase in operating costs in the U.S., which included our second and third wells in Logan County and three salt water disposal wells. Operating expenses as a percentage of total revenues increased to 26.8% in the 2012 period from 26.1% in 2011 period, as the percentage increase in revenues was less than the percentage increase in operating expenses due to production efforts in Oklahoma.

General and Administrative Expenses

General and administrative expenses were $1,401,620 for the six months ended June 30, 2012, an increase of $472,085 or 50.8%, compared to $929,535 for the six months ended June 30, 2011. As a percent of total revenues, general and administrative expenses decreased to 51.6% in the 2012 period from 57.9% in the 2011 period. The increase of $472,085 was primarily due to increases in stock based compensation of $408,311 and legal and professional fees of $87,036 related to financing and geological services. The increase in stock based compensation expense of $408,311 for the six months ended June 30, 2012 related to the issuance of shares and warrants to consultants for services. All shares were immediately vested. Stock based compensation for the six months ended June 30, 2011 was $100,000.

Equity Tax

Equity tax was $65,603 for the six months ended June 30, 2012 and $310,297 for the three months ended June 30, 2011. Division de Impuestos y Actuanas Nacionales (“DIAN”), the Colombian tax authorities, levies a tax based on the equity value of Cimarrona. The 2012 equity tax of $65,603 related to the current 2012 assessment, and the 2011 equity tax of $310,297 related to an additional 2003 assessment, which was prior to ownership by us.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $339,023 for the six months ended June 30, 2012 and $209,707 for the six months ended June 30, 2011, an increase of $129,316 or 61.7%. Our depletion expense will continue to increase to the extent we are successful in our well production in Oklahoma.

Operating Income/Loss

Operating income was $181,230 for the six months ended June 30, 2012 compared to a loss of $264,521 for the six months ended June 30, 2011. The improvement in operating results of $445,751 was due to the increase in revenues of $1,111,141 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, partially offset by the $665,390 increase in operating expenses during the same periods.

Interest Expense

Interest expense was $341,765 for the six months ended June 30, 2012 compared to $136,102 for the six months ended June 30, 2011, an increase of $205,663. The increase in interest expense during the 2012 period was primarily due to deferred financing fees amortization, interest expense, standby fees and debt discount amortization in connection with the Note Purchase Agreement and Secured Promissory Note. Interest expense for the 2011 period is for the Blackrock Promissory Note issued in January 2011 and repaid in May 2011, and the Hoffman Note issued in April 2011 and repaid in May 2011.

Gain from Assignment of Leases

During the six months ended June 30, 2011 we recognized a gain from assignment of leases of $3,109,646. The gain related to the assignment of leases in the Nemaha Ridge prospect in Logan County, Oklahoma pursuant to the Participation Agreement. There was no similar gain during the six months ended June 30, 2012.

Provision for Income Taxes

Provision for income taxes was zero for the six months ended June 30, 2012 and 2011. Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its U.S. operations for the current period.

Net Income/Loss

Net loss was $157,458 for the six months ended June 30, 2012 compared to net income of $2,710,692 for the six months ended June 30, 2011. The decrease in net income of $2,868,150 to a net loss is primarily due to the $3,109,646 gain from assignment of leases in 2011 which was not repeated in the 2012 period, an increase of $205,663 in interest expense and partially offset by the improvement in operating income of $445,751.

Foreign Currency Translation Gain/Loss

Foreign currency translation loss was $7,499 for the six months ended June 30, 2012 compared to a gain of $6,796 for the six months ended June 30, 2011. The Colombian Peso to Dollar Exchange Rate averaged 1,793 and 1,839 for the six month periods ended June 30, 2012 and 2011, respectively and was 1,796 and 1,777 at June 30, 2012 and December 31, 2011.

Comprehensive Income/Loss

Comprehensive loss was $164,957 for the six months ended June 30, 2012 compared to a comprehensive income of $2,717,488 for the six months ended June 30, 2011. Comprehensive income decreased by $2,882,445 due to the $2,868,150 decrease in net income in the 2012 period compared to the 2011 period and the $14,295 decrease in foreign currency translation to a loss in the 2012 period compared to a gain in the 2011 period.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $1,470,147 for the six months ended June 30, 2012, compared to net cash used by operating activities of $363,749 for the six months ended June 30, 2011. The major components of net cash provided by operating activities for the six months ended June 30, 2012 included non-cash activities which consisted of warrants issued for services of $448,111, provision for depreciation, depletion and amortization of $340,525, amortization of deferred financing costs of $187,902, shares issued for services of $60,200, amortization of debt discount of $35,077 and accretion of asset retirement obligation of $1,509. Other components included $964,331 increase in accounts payable and accrued expenses due primarily to our Oklahoma operations related to well production and drilling and $386,078 increase in our joint operating account for Cimarrona, and partially offset by an increase in accounts receivable of $807,999 and net loss of $157,458. Net cash used by operating activities for the six months ended June 30, 2011 totaled $363,749, and consisted of $3,109,646 gain on assignment of leases and $244,458 increase in accounts receivable, and partially offset by the $2,710,692 net income and $209,707 provision for depreciation and depletion.

Net cash used in investing activities totaled $4,521,427 for the six months ended June 30, 2012 and consisted of investments in additional leases in the Mississippian and other formations in Oklahoma of $7,298,333 and partially offset by net proceeds from assignment of leases of $2,776,906. Net cash provided by investing activities in 2011 totaled $3,332,009 and consisted primarily of $4,350,000 net proceeds from assignment of leases, offset by $1,016,029 investments in oil and gas properties.

Net cash provided by financing activities totaled $2,276,504 for the six months ended June 30, 2012 and consisted of $2,500,000 proceeds from the Secured Promissory Note and partially offset by $223,496 payment of deferred financing costs related to the Note Purchase Agreement with Apollo. Net cash provided by financing activities totaled zero in 2011, consisting of $700,000 of proceeds from the Blackrock Note and the Hoffman Note, both of which were repaid in full in 2011.

Our capital expenditures are directly related to drilling operations and the completion of successful wells. Our level of expenditures in the U.S. is dependent upon successful operations and availability of financing.

Effect of Changes in Prices

Changes in prices during the past few years have been a significant factor in the oil and gas (“O&G”) industry. The price received for the oil produced by us fluctuated significantly during the last year. Changes in the price received for our O&G is set by market forces beyond our control as well as governmental intervention. The volatility and uncertainty in O&G prices have made it more difficult for a company like us to increase our O&G asset base and become a significant participant in the O&G industry. We currently sell all of our O&G production to Hocol in Colombia and Coffeyville in the U.S. However, in the event these customers discontinued O&G purchases, we believe we can replace these customers with other customers who would purchase the oil at terms standard in the industry. We have no material exposure to interest rate changes. We are subject to changes in the price of oil and exchange rates of the Colombian Peso, which are out of our control. In our Osage property, we sold oil at prices ranging from $79.79 to $106.49 per barrel during the six months ended June 30, 2012 compared to $84.84 to $96.89 per barrel during the six months ended June 30, 2011. In our Cimarrona property in Colombia, we sold oil at prices ranging from $99.39 to $119.00 per barrel during the six months ended June 30, 2012 compared to $82.21 to $120.22 during the six months ended June 30, 2011. The Colombian Peso to Dollar Exchange Rate averaged approximately 1,793 and 1,839 during the three months ended June 30, 2012 and 2011, respectively. The Colombian Peso to Dollar Exchange Rate was 1,796 and 1,777 at June 30, 2012 and 2011, respectively.

Oil and Gas Properties

We follow the "successful efforts" method of accounting for our O&G exploration and development activities, as set forth in FASB ASC Topic 932 (“ASC 932”). Under this method, we initially capitalize expenditures for O&G property acquisitions until they are either determined to be successful (capable of commercial production) or unsuccessful. The carrying value of all undeveloped O&G properties is evaluated periodically and reduced if such carrying value appears to have been impaired. Leasehold costs relating to successful O&G properties remain capitalized while leasehold costs which have been proven unsuccessful are charged to operations in the period the leasehold costs are proven unsuccessful. Costs of carrying and retaining unproved properties are expensed as incurred. The costs of drilling and equipping development wells are capitalized, whether the wells are successful or unsuccessful. The costs of drilling and equipping exploratory wells are capitalized until they are determined to be either successful or unsuccessful. If the wells are successful, the costs of the wells remain capitalized. If, however, the wells are unsuccessful, the capitalized costs of drilling the wells, net of any salvage value, are expensed in the period the wells are determined to be unsuccessful. We did not record any impairment charges during the six months ended June 30, 2012 or 2011.The provision for depreciation and depletion of O&G properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of O&G properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of O&G produced during the period by the total estimated units of proved O&G reserves. This calculation is done on a country-by-country basis. As of June 30, 2012 and 2011, our oil production operations were conducted in Colombia and in the U.S. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of O&G properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined. In accordance with FASB ASC Topic 410 (“ASC 410”), "Accounting for Asset Retirement Obligations,” we record a liability for any legal retirement obligations on our O&G properties. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset's inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.

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

Item 4. Controls and Procedures

The Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial offer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial offers, as appropriate to allow timely decisions regarding required disclosure. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting (“ICFR”) as of June 30, 2012, utilizing a top-down, risk based approach described in SEC Release No. 34-55929 as suitable for smaller public companies. Based on this assessment, management determined that the Company’s ICFR as of June 30, 2012 is not effective. Based on this assessment, management has determined that, as of June 30, 2012, there were material weaknesses in our ICFR. The material weaknesses identified during management's assessment was the lack of independent oversight by an audit committee of independent members of the Board of Directors. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Given the difficulty of finding qualified individuals who are willing to serve as independent directors, there has been no change in the audit committee. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

Except as indicated herein, there were no changes in the Company’s ICFR during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2012, the Company issued 90,000 shares of common stock for $41,400, or $0.46 per share, to a consultant as compensation for services to be rendered March 2012 through August 2012.

On April 16, 2012, the Company issued 20,000 shares of common stock at $23,000, or $1.15 per share, to a consultant as compensation for services rendered.

On April 16, 2012, we issued a warrant to purchase 200,000 shares of common stock, exercisable at $0.01 per share, with a Black-Scholes value of $229,056 and a term of 2 years to a consultant as compensation for services rendered.

On April 17, 2012, in connection with the Secured Promissory Note, we issued to Boothbay 400,000 shares of common stock at $456,000 or $1.14 per share.

On April 20, 2012, we issued a warrant to purchase 200,000 shares of common stock, exercisable at $0.01 per share, with a Black-Scholes value of $219,055 and a term of 2 years to a consultant as compensation for services rendered.

On April 27, 2012, in connection with the Note Purchase Agreement, we issued a warrant to the investor to purchase 1,496,843 shares of common stock, exercisable at $0.01 per share, with a Black-Scholes value of $2,483,952 and a term of 5 years. At closing of the Note Purchase Agreement, we issued a warrant to the placement agent to purchase 250,000 shares of common stock, $0.0001 par value, exercisable at $0.01 per share, with a Black-Scholes value of $413,690 and a term of 2 years.

The issuance of the securities of the Company in the above transactions was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof or Rule 506 of Regulation D promulgated there under, as transactions by an issuer not involving a public offering. With respect to the transactions listed above, no general solicitation was made by either the Company or any person acting on the Company’s behalf; the securities sold are subject to transfer restrictions; and the certificates for the shares contain an appropriate legend stating that such securities have not been registered under the Securities Act of 1933 and may not be offered or sold absent registration or pursuant to an exemption there from.

Item 3. Default upon Senior Securities

None.

Item 4. Removed and Reserved

None.

Item 5. Other Information

(a) None.

(b) None.

Item 6. Exhibits

See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

OSAGE EXPLORATION AND DEVELOPMENT, INC. (Registrant)

Date: August 14, 2012	By:	/s/ Kim Bradford
Kim Bradford
President and Chief Executive Officer

Date: August 14, 2012	By:	/s/ Kim Bradford
Kim Bradford
Principal Financial Officer

EXHIBIT INDEX

The following is a list of Exhibits required by Item 601 of Regulation S-K. Except for these exhibits indicated by an asterisk which are filed herewith, the remaining exhibits below are incorporated by reference to the exhibit previously filed by us as indicated.

Exhibit No.	Description
3.1	Articles of Incorporation of Osage Exploration and Development, Inc. (1)
3.2	Bylaws of Osage Exploration and Development, Inc. (2)
31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Kim Bradford, President and Chief Executive Officer (Principal Executive Officer)*
31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Kim Bradford, Chief Financial Officer (Principal Financial Officer)*
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Kim Bradford, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)*
101**	XBRL Related Document

(1)	Incorporated herein by reference to Exhibit 3.1 to the Osage Exploration and Development, Inc. Form 10-SB Amendment No. 1 filed August 27, 2007
(2)	Incorporated herein by reference to Exhibit 3.2 to the Osage Exploration and Development, Inc. Form 10-SB Amendment No. 1 filed August 27, 2007
*	Filed herewith.
**	XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

