Form 10-K
period 2012-12-31
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2013-04-02
CIK 1405686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]     Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

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

The aggregate market value of the issuer’s Common stock held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $28,679,780 based on the closing price of $1.17 as reported on the NASD’s OTC Electronic Bulletin Board system.

As of March 27, 2013, there were 49,494,675 shares of Osage Exploration and Development, Inc., Common stock, par value $0.0001, outstanding.

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

Our operations in Colombia accounted for approximately 63% and 95% of our total revenues in 2012 and 2011, respectively.

Mississippian

In 2010, we began to acquire oil and gas leases in Logan County, Oklahoma targeting the Mississippian formation. The Mississippian formation is present on the Anadarko Shelf in northern Oklahoma and south-central Kansas. The top of this expansive carbonate hydrocarbon system is encountered between 4,000 and 6,000 feet and lies stratigraphically between the Pennsylvanian-aged Morrow Sand and the Devonian-aged Woodford Shale formations. The Mississippian formation may reach 600 feet in gross thickness and the targeted porosity zone is between 50 and 300 feet in thickness. The formation’s geology is well understood as a result of the thousands of vertical wells drilled and produced there since the 1940s. Beginning in 2007, the application of horizontal drilling and multi-stage hydraulic fracturing treatments have demonstrated the potential for extracting significant additional quantities of oil and natural gas from the formation.

Cimarrona

On April 8, 2008, we entered into a membership interest purchase agreement (the “Purchase Agreement”) with Sunstone Corporation (“Sunstone”) pursuant to which we acquired from Sunstone 100% of the membership interests in Cimarrona Limited Liability Company (“Cimarrona LLC”), an Oklahoma limited liability company. Cimarrona LLC owns a 9.4% interest in certain oil and gas assets in the Guaduas field, located in the Dindal and Rio Seco Blocks that consist of twenty-one wells, of which seven are currently producing, that covers 30,665 acres in the Middle Magdalena Valley in Colombia, as well as a pipeline with a current capacity of approximately 40,000 barrels of oil per day. The Purchase Agreement was effective April 1, 2008.

The purchase price consisted of 2,750,000 shares of our common stock and a warrant to purchase 1,125,000 shares of common stock at $1.25 per share, expiring April 8, 2013. In addition, we issued 50,000 shares of common stock to a financial advisor and $22,500 as a finder’s fee. The total purchase price for the Cimarrona acquisition was $2,090,345.

The Cimarrona property, but not the pipeline, is subject to an Ecopetrol Association Contract (the “Association Contract”) whereby we pay Ecopetrol S.A. (“Ecopetrol”) royalties of 20% of the oil produced. The royalty is paid in oil. In addition to the royalty, according to the Association Contract, Ecopetrol may, for no consideration, become a 50% partner, once an audit of revenues and expenses indicates the partners in the Association Contract received a 200% reimbursement plus recovery of all historical costs to develop and operate the Guaduas field. We believe Ecopetrol could become a 50% partner in the future which would reduce the cash flows generated by the field by 50%, and their partnership interest may increase thereafter to 70% based on oil production results. In addition, in 2022, the Association Contract with Ecopetrol terminates, at which time we will have no economic interest remaining in this property. The property and the pipeline are both operated by Pacific Rubiales Energy Corp. (“Pacific”), which owns 90.6% of the Guaduas field. Pipeline revenues generated from Cimarrona primarily relate to transportation costs charged to third party oil producers, including Pacific.

Osage, Oklahoma

In 2005, we purchased, for $103,177, 100% of the working interest and became the operator in certain producing oil and natural gas leases located in Osage County, Oklahoma (the “Hopper Property”), which property consists of 23 wells, 10 of which are producing, on 480 acres. We assigned our interest in these wells in December 2012 for net proceeds of $125,000, resulting in a loss on disposal of $21,599.

Background

We were organized September 9, 2004 as Osage Energy Company, LLC, an Oklahoma limited liability company. On April 24, 2006, we merged with a non-reporting Nevada corporation trading on the Pink Sheets, Kachina Gold Corporation, which was the entity that survived the merger. The merger was consummated through the issuance of 10,000,000 shares of our common stock. The financial records of the Company prior to merger are those of Osage Energy Company, LLC. On July 2, 2007, the domicile of the Company was changed to Delaware and in connection therewith, the name of the Company was changed to Osage Exploration and Development, Inc. Our stock trades on the NASDAQ OTC Bulletin Board market under the ticker “OEDV”.

Our principal office is located at 2445 Fifth Avenue, Suite 310, San Diego, California 92101. Our phone number is (619) 677-3956.

Distribution Methods

We currently generate oil sales from our production operations in Colombia, oil and gas sales from our production operations in the state of Oklahoma and pipeline revenues from our Cimarrona property in Colombia. Slawson Exploration Company (“Slawson”) is the operator of our Logan County, Oklahoma, oil and gas properties, and all of the oil and gas produced at these properties is sold by Slawson at market prices at the time of sale. Slawson is responsible for remitting our share of the oil and gas revenues to us. There is significant demand for oil and gas and there are several companies in our area that purchase oil from small oil producers.

In Colombia, we sell oil from the Guaduas field, where we sell all of our oil production to Hocol, S.A. (“Hocol”). We believe that if Hocol discontinued oil purchases, we will be able to replace it with other customers which would purchase the oil at terms standard in the industry. All of our pipeline revenues are generated from sales volumes attributable to Pacific, the operator of the Cimarrona property. For 2012, Slawson, Hocol, and Pacific accounted for 36.0%, 31.7%, and 31.3%, respectively, of total revenues. For 2011, Slawson, Hocol, and Pacific accounted for 0%, 53.1% and 45.4%, respectively, of total revenues.

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

Existing or Probable Governmental Regulations

We, currently, are active in the country of Colombia and the state of Oklahoma. The development and operation of oil and gas properties is highly regulated by states and/or foreign governments. In our areas of exploration and production, the United States government or a foreign governmental agency regulates the industry.

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

Costs and Effects of Compliance with Environmental Laws

There is a cost in complying with environmental laws that is associated with each well that is drilled or operated, which cost is added to the cost of the operation. Each well will have an additional cost associated with plugging and abandoning the well when it is no longer commercially viable. As of December 31, 2012, we have not incurred any dismantlement and abandonment costs.

Employees

We currently have six full-time employees, including two full-time executive employees: Kim Bradford, President, Chief Executive Officer and Greg Franklin, Chief Geologist. We utilize third parties to provide certain operational, technical, accounting, finance and administrative services. As production levels increase, we may need to hire additional personnel or expand the use of third parties.

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

We have incurred significant operating losses in prior years and at December 31, 2012 had an accumulated deficit of $8,074,786 and a working capital deficit of $643,843. In 2011, we recognized a one-time gain of $3,109,646 on assignment of our interest in certain leases in Logan County, Oklahoma. Given the level of operating expenditures and the uncertainty of revenues and margins, we may continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

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

Crude oil and natural gas operations are subject to extensive international, federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil and natural gas wells below actual production capacity in order to conserve supplies of crude oil and natural gas. There are international, federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of crude oil and natural gas, by products thereof and other substances and materials produced or used in connection with crude oil and natural gas operations. In addition, we may inherit liability for environmental damages caused by previous owners of property we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on us.

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

At our Oklahoma properties, we sold oil at $79.79 to $106.49 per barrel in 2012 compared to $82.73 to $96.89 per barrel in 2011. In our Cimarrona property in Colombia, we sold oil at $81.61 to $118.72 per barrel in 2012 compared to $82.21 to $120.22 per barrel in 2011.

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

Our securities are considered low-priced or “designated” securities under rules promulgated under the Exchange Act. Under these rules, broker/dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker/dealers’ duties, the customer’s rights and remedies, certain market and other information, and make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker/dealers must also disclose these restrictions in writing to the customer and obtain specific written consent of the customer, and provide monthly account statements to the customer. The likely effect of these restrictions is a decrease in the willingness of broker/dealers to make a market in the stock, decreased liquidity of the stock and increased transaction costs for sales and purchases of the stock as compared to other securities.

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

Management maintains internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations as promulgated by the SEC. The Company retained Pinnacle Energy Services, LLC (“Pinnacle”) to prepare estimates of our oil and gas reserves in our properties in Logan County, Oklahoma. Management is responsible for providing the following information related to our oil and gas properties to the firm: working and net revenue interests, historical production rates, current operating and future development costs, and geoscience, engineering and other information. Greg Franklin, our Chief Geologist, reviews the final reserve estimate for completeness and reasonableness and, if necessary, discusses the process used and findings with the designated technical person at Pinnacle. Our Chief Geologist has over 25 years of oil and gas experience.

We retained Petrotech Engineering Ltd. (“Petrotech”) to prepare estimates of oil and gas reserves in the Cimarrona property. Management of Pacific, the operator and owner of 90.6% of the Guaduas field in Colombia, provided information relating to working and net revenue interests, historical production rates, current operating and future development costs, and geoscience, engineering and other information. Management reviews the final reserve estimate for completeness and reasonableness and, if necessary, discusses the process used and findings with the designated technical person at Petrotech.

The technical person primarily responsible for audit of our reserve estimates at Pinnacle and Petrotech meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Both Pinnacle and Petrotech are independent firms of petroleum engineers, geologists, geophysicists, and petro physicists; they do not own an interest in our properties and are not employed on a contingent fee basis. Reserve estimates are imprecise and subjective and may change at any time as additional information becomes available. Furthermore, estimates of oil and gas reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

The Company’s estimated future net recoverable oil and gas reserves from proved reserves, both developed and undeveloped properties, were assembled by independent petroleum engineers, Petrotech for the Cimarrona property in Colombia as of December 31, 2012 and 2011, Pinnacle for the properties in Logan County, Oklahoma, as of December 31, 2012, and Reddy Petroleum Company for the Hopper Property in Osage County, Oklahoma as of December 31, 2011, respectively, and are as follows:

	Crude Oil (BBLs)			Natural Gas (MCF)
	Colombia	United States	Total	Colombia	United States	Total
December 31, 2012	108,000	364,000	472,000	246,000	1,499,000	1,745,000
December 31, 2011	124,362	113,193	237,555	364,587	200,980	565,567

Using year-end oil and gas prices and lease operating expenses, the estimated value of future net revenues to be derived from the Company’s proved developed oil and gas reserves, discounted at 10%, were approximately $3.3 million and $6.48 million for our 9.4% share of Cimarrona property at December 31, 2012 and 2011, respectively, $14.8 million for the properties in Logan County, Oklahoma, at December 31, 2012, and $5.35 million for the Hopper Property in Osage County, Oklahoma, at December 31, 2011.

The Company’s net oil production after other working interests for 2012 and 2011 were as follows:

	2012		2011		Increase/(Decrease)
	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
Colombia	17,627	44.4%	18,365	95.8%	(738)	(3.8%)
United States	22,057	55.6%	797	4.2%	21,260	2,667.5%
Total	39,684	100.0%	19,162	100.0%	20,552	107.1%

The Company’s average production cost per barrel is as follows:

	2012			2011
	USA	Colombia	Total	USA	Colombia	Total
Average Production Cost per Barrel	$7.26	$41.04	$19.45	$124.51	$32.90	$35.97

The following summarizes the developed leasehold acreage held by the Company as of December 31, 2012 and 2011. Gross acres are the total number of acres in which the Company has a working interest. Net acres are the sum of the Company’s fractional interests owned in the gross acres. Developed acreage is acreage in which we have leased the mineral rights for oil and gas and have drilled or re-worked wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

	Developed Acreage			Developed Acreage
	Gross Acreage			Net Acreage
	Colombia	United States	Combined	Colombia	United States	Combined
December 31, 2012	136,265	2,821	139,086	12,809	651	13,460
December 31, 2011	136,265	480	136,745	12,809	480	13,289

	Undeveloped			Undeveloped
	Gross Acreage			Net Acreage
	Colombia	United States	Combined	Colombia	United States	Combined
December 31, 2012	-	59,240	59,240	-	14,845	14,845
December 31, 2011	-	40,524	40,524	-	8,613	8,613

The following summarizes the Company’s productive oil wells as of December 31, 2012 and 2011. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which the Company has an interest. Net wells are the sum of the Company’s fractional interests owned in the gross wells.

	Productive Wells			Productive Wells
	Gross Wells			Net Wells
	Colombia	United States	Combined	Colombia	United States	Combined
December 31, 2012	7.0	5.0	12.0	0.7	1.1	1.8
December 31, 2011	7.0	10.0	17.0	0.7	10.0	10.7

Drilling Activity

In December 2011, the Company participated in drilling its first well in Logan County and at December 31, 2012 the Company had participated in drilling eight wells, five of which achieved production and revenues in 2012. Also as of December 31, 2012, the Company had completed four salt water disposal wells.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the OTC Bulletin Board under the symbol “OEDV”. The high and low closing prices, as reported by the OTC Bulletin Board, are as follows for 2012 and 2011. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year ended December 31, 2012	High	Low
First Quarter	$1.07	$0.40
Second Quarter	$2.37	$0.70
Third Quarter	$1.39	$0.95
Fourth Quarter	$1.11	$0.55

Year ended December 31, 2011
First Quarter	$0.15	$0.03
Second Quarter	$0.33	$0.13
Third Quarter	$0.62	$0.28
Fourth Quarter	$0.52	$0.27

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

Holders

As of March 27, 2012, there were approximately 110 holders of record of our common stock, which figure does not take into account those stockholders whose certificates are held in the name of broker-dealers or other nominee accounts.

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

On April 8, 2008, we entered into the Purchase Agreement with Sunstone pursuant to which we acquired from Sunstone 100% of the membership interests in Cimarrona LLC. Cimarrona LLC is the owner of a 9.4% interest in certain oil and gas assets in the Guaduas field, located in the Dindal and Rio Seco Blocks that consist of twenty-one wells, of which seven are currently producing, that covers 30,665 acres in the Middle Magdalena Valley in Colombia as well as a pipeline with a current capacity of approximately 40,000 barrels of oil per day. The Purchase Agreement was effective as of April 1, 2008.

The Cimarrona property, but not the pipeline, is subject to the Association Contract whereby we pay Ecopetrol royalties of 20% of the oil produced. The royalty is paid in oil. In addition to the royalty, according to the Association Contract, Ecopetrol may, for no consideration, become a 50% partner, once an audit of revenues and expenses indicates the partners in the Association Contract received a 200% reimbursement plus recovery of all historical costs to develop and operate the Guaduas field, and their partnership interest may increase thereafter to 70% based on oil production results. We believe Ecopetrol could become a 50% partner in the future which would reduce the cash flows generated by the field by 50%. In addition, in 2022, the Association Contract with Ecopetrol terminates, at which time we will have no economic interest remaining in this property. The property and the pipeline are both operated by Pacific, which owns 90.6% of the Guaduas field. Pipeline revenues generated from Cimarrona primarily relate to transportation costs charged to third party oil producers, including Pacific.

In 2010, we began to acquire oil and gas leases in Logan County, Oklahoma targeting the Mississippian formation. The Mississippian formation is present on the Anadarko Shelf in northern Oklahoma and south-central Kansas. The top of this expansive carbonate hydrocarbon system is encountered between 4,000 and 6,000 feet and lies stratigraphically between the Pennsylvanian-aged Morrow Sand and the Devonian-aged Woodford Shale formations. The Mississippian formation may reach 600 feet in gross thickness and the targeted porosity zone is between 50 and 300 feet in thickness. The formation’s geology is well understood as a result of the thousands of vertical wells drilled and produced in Oklahoma since the 1940s. Beginning in 2007, the application of horizontal drilling and multi-stage hydraulic fracturing treatments have demonstrated the potential for extracting significant additional quantities of oil and natural gas from the formation.

On April 21, 2011, we entered into a participation agreement (the “Participation Agreement”) with Slawson Exploration Company (“Slawson”) and U.S. Energy Development Corporation (“USE”). Pursuant to the terms of the Participation Agreement, Slawson and USE acquired 45% and 30% respectively, of our 10,000 acre Nemaha Ridge prospect in Logan County, Oklahoma for $4,875,000. In addition, Slawson and USE carried Osage for 7.5% of the cost of the first three horizontal Mississippian wells, such that for the first three horizontal Mississippian wells, the Company provided up to 17.5% of the total well costs. After the first three wells, the Company is responsible for up to 25% of the total well costs. Revenue from wells drilled pursuant to the Participation Agreement shall be allocated 45% to Slawson, 30% to USE and 25% to Osage. Slawson will be the operator of all wells in the Nemaha Ridge prospect. We are acquiring additional acreage in the Nemaha Ridge prospect and will offer the additional acreage to Slawson and USE, at our cost, subject to their acceptance. The Participation Agreement states that Osage will deliver acreage in the Nemaha Ridge Prospect to the Parties at a net Revenue Interest (“NRI”) of 78% unless Osage acquires the acreage at an NRI lower than 78%, in which case, the acreage will be delivered at the NRI acquired by Osage. Where Osage acquires leases with an NRI in excess of 78%, it has provided its management and consultants an overriding royalty interest (“ORRI”) equal to the difference between the NRI and 78%. At December 31, 2012, the Company had 7,797 net acres (47,627 gross) leased in Logan County. In December 2011, the Company participated in drilling its first well in Logan County and at December 31, 2012 the Company had participated in drilling eight wells, five of which achieved production and revenues in 2012. Also as of December 31, 2012, the Company had completed four salt water disposal wells.

In 2011, the Company began to acquire leases in Pawnee County, Oklahoma, targeting the Mississippian formation. In July 2011, we purchased from B&W Exploration, Inc. (“B&W”) the Pawnee County prospect targeting the Mississippian, for $8,500. In addition, B&W is also entitled to an overriding royalty interest on the leases acquired and a 12.5% carry on the first $200,000 of lease bonus paid in the form of an assignment of 12.5% of the leases acquired. As of December 31, 2012, the Company had 3,446 net acres (4,925 gross) leased in Pawnee County. As of December 31, 2012, none of these leases have been assigned to B&W.

In 2011, we also began to acquire leases in Coal County, Oklahoma, targeting the oily Woodford Shale formation. The oily Woodford Shale formation is located mainly in southeastern Oklahoma in the Arkoma Basin. The oily Woodford shale lies directly under the Mississippian and started as a vertical play, but horizontal drilling techniques and multi-stage fracturing technology have been used in the Woodford in recent years with much success. At December 31, 2012, we had 4,253 net (9,509 gross) acres leased in Coal County.

At December 31, 2012, we have leased 62,061 gross (15,496 net) acres across three counties in Oklahoma as follows:

	Gross	Osage Net
Logan	47,627	7,797
Pawnee	4,925	3,446
Coal	9,509	4,253
	62,061	15,496

The Company has an accumulated deficit of $8,074,786 and a working capital deficit of $643,843 at December 31, 2012. In 2011, we recognized a one-time gain of $3,109,646 from assignment of leases in Logan County, Oklahoma. Our operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. Our ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

On April 17, 2012, we issued a secured promissory note (“Secured Promissory Note”) to Boothbay Royalty Co. (Boothbay) for $2,500,000. On April 27, 2012, we entered into a $10,000,000 senior secured note purchase agreement (“Note Purchase Agreement”) with Apollo Investment Corporation (“Apollo”) (see Note 6 - Debt, in the accompanying consolidated financial statements). We anticipate that we will draw down the full $10,000,000 available to us under the Note Purchase Agreement during the next 12 months to support the drilling in Logan County, as well as the other counties in Oklahoma. We are currently in negotiations with Apollo with respect to an expanded senior secured facility.

Results of Operations

Year ended December 31, 2012 compared to year ended December 31, 2011

	2012		2011		Increase/(Decrease)
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Oil Sales	$3,973,666	64.9%	$1,920,834	54.6%	$2,052,832	106.9%
Pipeline Sales	1,912,941	31.3%	1,594,889	45.4%	318,052	19.9%
Natural Gas Sales	233,417	3.8%	-	0.0%	233,417	N/A
Total Revenues	$6,120,024	100.0%	$3,515,723	100.0%	$2,604,301	74.1%

Oil Sales

Oil sales were $3,973,666, in 2012, an increase of $2,052,832, or 106.9%, compared to $1,920,834 in 2011. The increase in oil sales is mostly due to our new wells in Logan County, Oklahoma. In the United States, we sold 22,146 barrels (“BBLs”) in 2012 at an average gross price of $94.13 per barrel, compared to 797 BBLs in 2011 at an average price of $88.60 per barrel. In Colombia, we sold 19,000 barrels in both 2012 and 2011, at an average price per barrel of $105.98 in 2012 compared to $101.86 in 2011.

Pipeline Sales

Pipeline sales were $1,912,941 in 2012, an increase of $318,052, or 19.9%, compared to $1,594,889 in 2011. In 2011, the pipeline transported 10.13 million BBLs (our share was approximately 0.95 million BBLs) compared to 9.17 million BBls (our share was approximately 0.86 million BBLs) in 2011. Revenue per barrel transported was $2.01 in the year ended December 31, 2012 compared to $1.81 in the year ended December 31, 2011.

Natural Gas Sales

Natural gas sales were $233,417 for the year ended December 31, 2012 compared to $0 for the year ended December 31, 2011. All of our natural gas sales are from the well production in Logan County, Oklahoma. Natural gas production is measured in a 1,000 cubic foot unit referred to as a “Mcf.”

Total Revenues

Total revenues were $6,120,024, an increase of $2,604,301 or 74.1% for the year ended December 31, 2012 compared to $3,515,723 for the year ended December 31, 2011. Oil sales accounted for 64.9% and 54.6% of total revenues in the 2012 and 2011 periods, respectively.

Production

	2012		2011		Increase/(Decrease)
Oil Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	22,057	55.6%	797	4.2%	21,260	2,667.5%
Colombia	17,627	44.4%	18,365	95.8%	(738)	(3.8%)
Total	39,684	100.0%	19,162	100.0%	20,522	107.1%

Natural Gas Production:	Mcf	% of Total	Mcf	% of Total	Mcf	%
United States	62,131	100.0%	-	0.0%	62,131	-

Oil production, net of royalties, was 39,683 BBLs, an increase of 20,522 BBLs, or 107.1% for the year ended December 31, 2012 compared to 19,162 BBLs for the year ended December 31, 2011, due to production increases in the U.S. U.S. production accounted for 55.6% and 4.2% of total production for the years ended December 31, 2012 and 2011, respectively.

Natural gas production was 62,131 Mcf for the year ended December 31, 2012. Gas production began in the first quarter of 2012 in our Logan County properties, and there was no production of natural gas during 2011.

Operating Costs and Expenses

	2012		2011		Increase/(Decrease)
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percentage
Operating Expenses
Operating costs	$1,812,725	29.6%	$1,068,087	30.4%	$744,638	69.7%
General & administrative expenses	2,716,233	44.4%	1,954,286	55.6%	$761,947	39.0%
Equity tax	131,186	2.1%	450,064	12.8%	$(318,878)	(70.9%)
Depreciation, depletion and accretion	568,777	9.3%	429,689	12.2%	$139,088	32.4%
Loss on disposal of fixed assets	21,599	0.4%	-	0.0%	$21,599	n/a
Total Operating Costs and Expenses	$5,250,520	85.8%	$3,902,126	111.0%	$1,348,394	34.6%

Operating Expenses

Our operating expenses in 2012 were $1,812,725, an increase of $744,638, or 69.7% compared to $1,086,087 in 2011, due primarily to an increase in operating costs in Logan County, Oklahoma. Operating expenses as a percentage of total revenues declined to 29.6% in 2012 from 30.4% in 2011, as the percentage increase in revenues was greater than the percentage increase in operating costs as new wells came into production. Operating costs as a percentage of revenues also declined as a result of the increased percentage of U.S. production, to 55.6% in 2012 from 4.2% in 2011 as average Production Cost/BOE in the U.S. for 2012 was $7.26 compared to the average cost in Colombia of $41.04. Our average total Production Cost/BOE for the year ended December 31, 2012 was $19.45.

General and Administrative Expenses

General and administrative expenses in 2012 were $2,716,233, an increase of $761,947, or 39.0% compared to $1,954,286 in 2011. Stock-based compensation expense was $896,694 and $267,600 in 2012 and 2011, respectively. The increase in stock-based compensation expense of $629,094 for the year ended December 31, 2012 related both to an increase in stock granted and to an increase in the stock price at the time of issuance. The majority of shares were immediately vested. The remaining increase of $132,853 is due primarily to a $42,882 increase in legal and professional services, a $29,310 increase in insurance, a $13,125 increase in office expenses and a $8,914 increase in computer expenses. General and administrative expenses as a percentage of total revenues decreased to 44.4% in 2012 from 55.6% in 2011, due to the 74.1% increase in revenues.

Equity Tax

Division de Impuestosy Actuanas Nacionales (“DIAN”), the Colombian tax authorities, levies a tax based on the equity value of Cimarrona. The equity tax for 2011 is comprised of both current equity taxes as well as taxes that were assessed by DIAN on Cimarrona’s operations in 2001 and 2003 prior to its ownership by us.

			Increase/(Decrease)
	2012	2011	Amount	Percentage
Current Equity Tax	$131,186	$127,776	$3,410	2.7%
2001/2003 Tax Years	-	322,288	(322,288)	n/a
Total Equity Tax	$131,186	$450,064	$318,878	(70.9%)

In 2010, the Company was notified by DIAN that it owed $883,742 in equity taxes relating to 2001 and 2003 equity tax years. To compute the equity value the equity tax is assessed upon, Cimarrona subtracted the cost of its non-producing wells in 2001 and 2003. However, DIAN’s position is that as long as the field is productive, Cimarrona should not have subtracted the cost of the non-producing wells. In May 2011, we settled in full the 2001 equity liability with DIAN. In January 2012, we were informed by DIAN that we had lost our appeal on the 2003 tax issue and we increased the amount attributable to the 2003 tax year by $322,288 to correspond to the amount DIAN indicated we owed for the 2003 tax year. In January 2013 we concluded negotiations with DIAN with respect to the ultimate liability for the 2003 tax year. DIAN waived certain penalties and interest in the amount of $548,092. We paid the agreed final liability to DIAN in January 2013, using the proceeds of an unsecured Colombian banking facility and are awaiting confirmation that the 2003 tax year is fully settled. We will recognize the benefit upon receipt of such confirmation.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $568,777 for the year ended December 31, 2012 and $429,689 for the year ended December 31, 2011, an increase of $139,088 or 32.4%. Our depletion expense will increase in the future to the extent we are successful in our well production in Oklahoma.

Income / (Loss) from Operations

Income from operations was $869,504 in 2012 compared to a loss from operations of $386,403 in 2011. The improvement in operating results of $1,255,907 was due to the increase in revenues of $2,604,301 for the year ended December 31, 2012 compared to the year ended December 31, 2011, partially offset by the $1,348,394 increase in operating costs and expenses during the same period.

Interest Expense

Interest expense was $1,390,277 for the year ended December 31, 2012 compared to $137,204 for the year ended December 31, 2011, an increase of $1,253,073. The increase in interest expense during the 2012 period was primarily due to deferred financing fees amortization, interest expense, standby fees and debt discount amortization in connection with the Note Purchase Agreement and Secured Promissory Note. Interest expense for the 2011 period is for the Blackrock Promissory Note issued in January 2011 and repaid in May 2011, and the Hoffman Note issued in April 2011 and repaid in May 2011. In the year ended December 31, 2012, cash interest expense amounted to $538,889. The remaining non-cash interest expense of $851,388 consisted primarily of deferred financing fees of $734,976 and debt discount amortization of $114,596.

Gain from Assignment of Leases

We recognized a gain from assignment of leases of $0 in 2012 compared to $3,109,646 in 2011. The 2011 gain related to the assignment of leases in the Nemaha Ridge prospect in Logan County, Oklahoma pursuant to the Participation Agreement.

Provision for Income Taxes

Provision for income taxes was $0 in 2012 compared to $58,893 in 2011. Most of the provision for income taxes in 2011 relates to the federal alternative minimum tax resulting from the gain on assignment of leases.

Net (Loss) / Income

Net loss was $516,706 in 2012 compared to a net income of $2,535,599 in 2011. The improvement in operating income in 2012 of $1,255,907 compared to 2011 was offset by the $1,253,073 increase in interest expense in 2012 and the $3,109,646 gain from assignment of leases in 2011.

Foreign Currency Translation

Foreign currency translation loss was $21,460 in 2012 compared to a gain of $7,276 in 2011. The Colombian Peso to Dollar Exchange Rate averaged 1,797 and 1,848 in 2012 and 2011, respectively. The Colombian Peso to Dollar Exchange Rate was 1,805 and 1,935 at December 31, 2012 and December 31, 2011, respectively.

Comprehensive Income/(Loss)

Comprehensive loss was $538,166 for the year ended December 31, 2012 compared to a comprehensive income of $2,542,875 for the year ended December 31, 2011. Comprehensive income decreased by $3,081,041 due to the $3,052,305 decrease in net income to a loss in the 2012 period compared to the 2011 period and the $28,736 decrease in foreign currency translation to a loss in the 2012 period compared to a gain in the 2011 period.

Income/(Loss) per Share

Basic and diluted loss per share was $0.01 in 2012 compared to an income per share of $0.05 in 2011.

Liquidity and Capital Resources

We had a working capital deficit of $643,843 at December 31, 2012, compared to working capital of $1,061,190 at December 31, 2011. Working capital at December 31, 2012 consisted primarily of deferred financing costs of $2,924,472, $486,205 of cash and equivalents and $486,112 of accounts receivable offset by $3,000,000 of notes payable, $1,328,652 of accrued expenses and $236,977 of accounts payable. Working capital at December 31, 2011 consisted primarily of $1,904,023 of cash and equivalents and $358,344 of accounts receivable offset by $876,545 of accrued expenses and $323,699 of accounts payable.

Net cash provided by operating activities was $1,834,606 in 2012 compared to $57,649 in 2011. The major components of net cash provided by operating activities in 2012 were the $568,777 provision for depreciation, depletion and the amortization of deferred financing costs of $734,796, shares issued for services of $448,583 and warrants issued for services of $448,111, offset by the $516,706 net loss and the increase in accounts receivable of $363,548. The major components of net cash provided by operating activities in 2011 were the $2,535,599 net income and the $429,689 provision for depreciation and depletion, offset by the $3,109,646 gain on assignment of leases.

Net cash used by investing activities was $7,970,569 in 2012 compared to net cash provided by investing activities of $1,559,853 in 2011. Net cash used by investing activities in 2012 consisted primarily of $12,781,375 investment in oil and gas properties, partially offset by $4,686,610 net proceeds from assignment of leases. Net cash provided by investing activities in 2011 consisted primarily of $5,339,797 net proceeds from assignment of leases offset by $3,754,863 investment in oil and gas properties.

Net cash provided by financing activities was $4,831,308 and $0 in 2012 and 2011, respectively. Net cash provided in 2012 consisted primarily of $5,500,000 of borrowing on secured promissory notes, partially offset by payment of $670,692 of deferred financing costs. 2011 consisted of $700,000 of borrowing on promissory notes offset by $700,000 of repayment of those promissory notes.

We conduct no product research and development. Any expected purchase of significant equipment is directly related to drilling operations and the completion of successful wells.

Slawson is the operator in our Logan County, Oklahoma properties. Pacific Rubiales, which owns 90.6% of the Guaduas field, is the operator of Cimarrona.

We are responsible for any contamination of land we own or lease. However, we carry pollution liability insurance policies, which may limit some potential contamination liabilities as well as claims for reimbursement from third parties.

Effect of Changes in Prices

Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil produced by us fluctuated significantly during the last year. Changes in the price that we receive for our oil and gas is set by market forces beyond our control as well as governmental intervention. The volatility and uncertainty in oil and gas prices have made it more difficult for a company like us to increase our oil and gas asset base and become a significant participant in the oil and gas industry. We currently sell the majority our oil and gas production to Slawson in the United States and to Hocol in Colombia. However, in the event these customers discontinued oil and gas purchases, we believe we can replace them with other customers which would purchase the oil and gas at terms standard in the industry.

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

Oil and Gas Properties

We follow the “successful efforts” method of accounting for our oil and gas exploration and development activities, as set forth in the FASB ASC Topic 932. Under this method, we initially capitalize expenditures for oil and gas property acquisitions until they are either determined to be successful (capable of commercial production) or unsuccessful. The carrying value of all undeveloped oil and gas properties is evaluated periodically and reduced if such carrying value appears to have been impaired. Leasehold costs relating to successful oil and gas properties remain capitalized while leasehold costs which have been proven unsuccessful are charged to operations in the period the leasehold costs are proven unsuccessful. Costs of carrying and retaining unproved properties are expensed as incurred.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a field-by-field basis. As of December 31, 2012 and 2011, our oil production operations were conducted in Colombia and in the state of Oklahoma. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

In accordance with FASB ASC Topic 410, “Accounting for Asset Retirement Obligations”, we report a liability for any legal retirement obligations on our oil and gas properties. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.

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

We recognize sales from our properties using the sales method. Under the sales method, the working interest owners recognize sales of oil and gas regardless of the amount produced for the period. The sales method assumes that any production sold by a working interest owner comes from that party’s share of the total reserves in place. Thus, whatever quantity is sold in any given period is the revenue for that party. No receivables, payables or unearned revenue are recorded unless a working interest owner’s aggregate sales from the property exceed its share of the total reserves in place.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to changes in the price of oil and exchange rates of the Colombian Peso, which are out of our control. At our Oklahoma Properties, we sold oil at $79.79 to $106.49 per barrel in 2012 compared to $82.73 to $96.89 per barrel in 2011. In our Cimarrona property in Colombia, we sold oil at $81.61 to $116.63 per barrel in 2012 compared to $82.21 to $120.22 per barrel in 2011.

The Colombian Peso to Dollar Exchange Rate averaged approximately 1,797 and 1,848 in 2012 and 2011, respectively. The Colombian Peso to Dollar Exchange Rate was 1,765 and 1,935 at December 31, 2012 and December 31, 2011, respectively.

We also have exposure to interest rate changes, as the interest on one of our debt facilities is tied to the London Interbank Overnight Rate (“Libor”).

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2012 and for the fiscal year then ended were audited by MaloneBailey, LLP, an independent registered accounting firm. Our consolidated financial statements as of December 31, 2011 and for the fiscal year then ended were audited by GKM, LLP, an independent registered public accounting firm. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X as promulgated by the SEC. The aforementioned consolidated financial statements are included herein starting with page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In September 2012 we dismissed GKM, LLP and appointed MaloneBailey, LLP as our independent public accounting firm for the 2012 fiscal year. There were no disagreements with either independent public accounting firm on accounting or financial disclosure.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, utilizing a top-down, risk based approach described in SEC Release No. 34-55929 as suitable for smaller public companies. Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2012 was not effective. Based on this assessment, management has determined that, as of December 31, 2012, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were the lack of independent oversight by an audit committee of independent members of the Board of Directors and lack of controls over depletion calculations. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Given the difficulty of finding qualified individuals who are willing to serve as independent directors, there has been no change in the audit committee.

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

(c) Changes to Internal Control Over Financial Reporting.

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the quarter ending December 31, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, and offices held by our directors and executive officers:

Name	Position	Director Since	Age
Kim Bradford	President, Chief Executive Officer, Chairman	February 2007	60
Greg Franklin	Chief Geologist, Director	May 2005	56
Norman Dowling	Chief Financial Officer	N/A	50

A list of current executive officers and directors appears above. The directors of the Company are elected annually by the stockholders. The executive officers serve at the pleasure of the Board of Directors (“BOD”). The directors do not receive fees or other remuneration for their services, but are reimbursed for their out-of-pocket expenses to attend board meetings.

The principal occupation and business experience during at least the last five years for each of the present directors and executive officers of the Company are as follows:

Kim Bradford: Mr. Bradford was elected President and Chief Executive Officer of the Company in January 2007 and elected to our board as Chairman effective February 2007. Mr. Bradford also served as our Chief Financial Officer and Secretary from January 2007 through November 2007. In September 2008, Mr. Bradford once again became our Chief Financial Officer through January 2013. In August 2005, Mr. Bradford co-founded Catalyst Consulting Partners LLC, a California based consulting firm that advised publicly traded companies and their management teams on executive search, shareholder communications, general media consulting, investor relations, website design and other corporate matters. In 2001, Mr. Bradford co-founded Decision Capital Management, LLC, the successor firm to Decision Capital Management LP, a Registered Investment Advisor firm which he founded in 1999. Prior to founding Decision Capital, Mr. Bradford has been involved in the brokerage business for over 25 years, both as an employee of major Wall Street firms, such as Merrill Lynch and Morgan Stanley, and as a principal in a NASD broker dealer firm specializing exclusively in natural resource based investments, such as oil and gas and precious metals mining.

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

Norman Dowling: Mr. Dowling has been our Chief Financial Officer since January 2013, devoting approximately one third of his time to the Company. Since 2009, Mr. Dowling has been engaged as a consultant to various companies, providing consulting services primarily in the retail and internet sectors. Mr. Dowling has provided consulting services to the Company since October 2012. From 2004 to 2008 Mr. Dowling served as Executive Vice President and Chief Financial Officer of The Active Network, Inc. (“Active”) from 2004 through 2008, during which time Active completed 23 acquisitions and three private equity rounds raising over $165 million. From 1999 to 2004, Mr. Dowling served as Vice President Finance, at PETCO Animal Supplies, Inc. (“PETCO”) during which time PETCO was taken private through a leveraged recapitalization and re-emerged as a public company through an initial public offering. Mr. Dowling also served as Chief Financial Officer of Factory 2U Stores, Inc. in 2004 and CinemaStar Luxury Theatres, Inc. from 1997 to 1999. In addition to a number of other senior financial positions, Mr. Dowling’s experience includes six years with Ernst & Young in audit assurance and management consultancy roles. Mr. Dowling holds a Bachelor of Commerce degree from University College Dublin, Ireland.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that all required directors, officers and greater than ten percent shareholders complied with applicable filing requirements during the fiscal year ended December 31, 2012.

Audit Committee

We do not have an Audit Committee, as our BOD during 2012 performed the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. None of our directors are independent and no current director would qualify as an independent financial expert. We do not currently have a written audit committee charter or similar document.

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

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control persons of our Company has been involved during the last ten years in any of the following events that are material to an evaluation of his ability or integrity:

●	Bankruptcy petitions filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

●	Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring or suspending or otherwise limiting his involvement in any type of business, securities or banking activities, or

●	Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compensation Committee

We currently do not have a compensation committee of the BOD. Until a formal committee is established, if at all, our entire Board of Directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

Item 11. Executive Compensation

Executive Officers

Our current executive officers are as follows:

Name	Age	Position
Kim Bradford	60	President, Chief Executive Officer
Greg Franklin	56	Chief Geologist
Norman Dowling	50	Chief Financial Officer

Pursuant to Securities Exchange Commission rules, our reportable “named executive officers” for the last two years include Kim Bradford, who serves as our Principal Executive Officer, Norman Dowling, who serves as Principal Financial Officer, as well as Greg Franklin, our Chief Geologist.

During the last two fiscal years, the following executive officers of our company have received total annual salary and bonus exceeding $100,000:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Kim Bradford	2012	$300,000	$0	$0	$0	$0	$0	$300,000
President and CEO	2011	$244,615	$100,000	$0	$0	$0	$0	$344,615

Greg Franklin	2012	$226,154	$0	$0	$0	$0	$0	$226,154
Chief Geologist	2011	$221,538	$30,000	$0	$0	$0	$0	$251,538

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

On November 9, 2007, the Company entered into an employment agreement with Greg Franklin to serve as Chief Geologist. The agreement was for two years ending November 30, 2009 (“Employment Period”) and allowed Mr. Franklin to be eligible for an annual bonus as determined by the Board of Directors. In the event that Mr. Franklin’s employment is terminated for a change of control, then he shall be eligible to receive, in one lump payment, the greater of (i) annual base salary in effect immediately prior to the change of control and (ii) the remaining base salary in effect immediately prior to the change of control owed to the officer until the end of the Employment Period. Mr. Franklin’s employment included an annual base salary of $120,000 and a signing bonus of 2,000,000 shares of the Company’s Stock, which vested 100% on January 1, 2009. Mr. Franklin’s annual base salary was subsequently increased to $240,000 during 2009 pursuant to a verbal agreement. On September 1, 2010, the Company entered into a new two-year employment agreement with Mr. Franklin to continue serving as Chief Geologist. Mr. Franklin’s agreement included an annual base salary of $240,000 and the issuance of 1,000,000 shares of the Company’s stock, which vested immediately upon issuance. In 2011, Mr. Franklin received a $30,000 bonus and elected to reduce his salary to $210,000 pursuant to a verbal agreement.

On January 21, 2013, the Company entered into a consulting agreement with Norman Dowling to serve as Chief Financial Officer in a part-time capacity.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information as of March 27, 2013 with respect to each beneficial owner of more than five percent of the Company’s Common stock:

Name and Address of	Common Stock	Percent
Beneficial Owner	Beneficially Owned	of Class
Kim Bradford
2445 5th Avenue, Suite 310
San Diego, CA 92101	7,035,000	14.2%
Mustang Capital Venture, LLC [1]
10101 Reunion Place, Suite 1000
San Antonio, TX 78216	5,250,000	10.6%
Greg L. Franklin
2445 5th Avenue, Suite 310
San Diego, CA 92131	3,950,000	8.0%
Sunstone Corporation [2]
101 N. Robinson, Suite 800
Oklahoma City, OK 73102	3,875,000	7.6%
E. Peter Hoffman, Jr. [3]
6301 N. Western, Suite 260
Oklahoma City, OK 73118	3,871,741	7.8%

The percentage ownership is based on 49,494,675 shares outstanding at March 27, 2013

[1] Information is derived from Schedule 13D filed by Mustang Capital Venture, LLC on March 16, 2009.

[2] Information is derived from Schedule 13D filed by Sunstone Corporation on February 1, 2013. Includes 1,250,000 warrants to purchase shares of common stock exercisable within 60 days which expire on April 8, 2013.

[3] Information is derived from Schedule 13D Amendment #4 filed by Mr. Hoffman, Jr. on November 14, 2012.

The following table shows information as of March 27, 2013 with respect to each of the beneficial owners of the Company’s Common stock by its executive officers, directors and nominee individually and as a group:

Name and Address of	Common Stock	Percent
Beneficial Owner	Beneficially Owned	of Class
Kim Bradford
2445 5th Avenue, Suite 310
San Diego, CA 92101	7,035,000	14.2%
Greg L. Franklin
2445 5th Avenue, Suite 310
San Diego, CA 92131	3,950,000	8.0%
Officers and Directors as a Group (2 people)	10,985,000	22.2%

The percentage ownership is based on 49,494,675 shares outstanding at March 27, 2013.

There are no family relationships among the directors and executive officers.

Changes in Control

On December 28, 2006, a change of control occurred when Kim Bradford, our Chief Executive Officer, President, and Chairman, along with other investors entered into a transaction with the Company whereby for a $470,875 promissory note, the Company issued a total of 18,835,000 shares of Common stock, or approximately 64% of the total shares outstanding. The shares were valued based on the approximate asset value per share prior to the transaction. Of the $470,875 promissory notes, Mr. Bradford issued a note in the amount of $151,375 for the purchase of 6,055,000 shares. In December 2007, Mr. Bradford paid in full his note plus accrued interest. The notes matured December 31, 2011 and at December 31, 2012, there are outstanding notes receivable for $95,000, representing 3,800,000 shares. The Company is currently attempting to collect the notes receivable.

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

Director Independence

Our BOD is made up of Kim Bradford, our President and Chief Executive Officer and Greg Franklin, our Chief Geologist. Our common stock trades on the Over-the-Counter Bulletin Board. Because we are traded on the Over-the-Counter Bulletin Board, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the Board of Directors be independent.

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

Item 14. Principal Accounting Fees and Services

Selection of our Independent Registered Public Accounting Firm is made by the BOD. MaloneBailey, LLP has been selected as our Independent Registered Public Accounting Firm for the current fiscal year. All audit and non-audit services provided by MaloneBailey LLP are pre-approved by the BOD which gives due consideration to the potential impact of non-audit services on auditor independence.

In accordance with Independent Standard Board Standards No. 1 (Independence Discussion with Audit Committees), we received a letter and verbal communication from MaloneBailey LLP that it knows of no state of facts which would impair its status as our independent public accountants. The BOD has considered whether the non-audit services provided by MaloneBailey LLP are compatible with maintaining its independence and has determined that the nature and substance of the limited non-audit services have not impaired MaloneBailey LLP s status as our Independent Registered Public Accounting Firm.

AUDIT FEES

The aggregate fees billed and anticipated by our auditor for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $85,000 for both 2012 and 2011.

TAX FEES

Our auditors did not bill us for any tax services during 2012 and 2011.

ALL OTHER FEES

Our auditors did not bill us for any other services during 2012 and 2011.

Part IV

Item 15. Exhibit, Financial Statements Schedules

Exhibit No.	Description
2.1	Plan of Reorganization and Agreement of Merger, dated June 18, 2007 (1)
3.1	Articles of Incorporation of Osage Exploration and Development, Inc. (1)
3.2	Bylaws of Osage Exploration and Development, Inc. (1)
10.1	Agreement for Acquisition of Oil and Gas Leaseholds between Conquest Exploration Company, LLC, David Farmer, Charles Volk, Jr. and Osage Energy Company, LLC dated November 10, 2004. (1)
10.2	Assignment and Bill of Sale between Conquest Exploration Company, LLC and Osage Energy Company, LLC dated January 24, 2005. (1)
10.3	$250,000 Note and Security Agreement with Vision Opportunity Master Fund, Ltd. dated February 13, 2007. (1)
10.4	$1,100,000 Unsecured Convertible Promissory Note with Marie Baier Foundation dated July 16, 2007. (2)
10.5	Form of Warrant issued to Marie Baier Foundation in connection with the $1,100,000 Unsecured Convertible Promissory Note. (2)
10.6	Rosa Blanca Carried Interest Agreement dated June 21, 2007. (3)
10.7	2007 Equity Based Compensation Plan (4)
10.8	Purchase and Sale Agreement for the purchase of the Hansford Property (4)
10.8.1	Extension Agreement with Pearl Resources, Corp. for the Hansford Property (5)
10.8.2	Letter from Charles Volk regarding Ownership of the Hansford Property (6)
10.9	Consulting Agreement dated January 1, 2007 with Greg Franklin (4)
10.10	Consulting Agreement dated February 1, 2007 with Ran Furman (4)
10.11	Form of Stock Subscription Receivable dated December 28, 2006 (4)
10.11.1	Form of Amendment #1 to Stock Subscription Receivable dated August 1, 2007 (4)
10.12	Oil and Gas Mining Lease with the Osage Nation dated July 21, 1999 (4)
10.13	Office lease agreement with Catalyst Consulting Partners, LLC (4)
10.14	Employment Agreement with Kim Bradford, President and CEO (7)
10.15	Employment Agreement with Greg Franklin, Chief Geologist (7)
10.15.1	Restricted Stock Agreement with Greg Franklin, Chief Geologist (7)
10.16	Employment Agreement with Ran Furman, Chief Financial Officer (7)
10.16.1	Restricted Stock Agreement with Ran Furman, Chief Financial Officer (7)
10.17	Office Lease, dated February 1, 2008, by and between Osage Exploration & Development, Inc. and Fifth & Laurel Associates, LLC. (8)
10.18	Membership Purchase Interest between Osage Exploration and Development, Inc. and Sunstone Corporation dated April 8, 2008 (9)
10.18.1	Warrant to purchase 1,125,000 shares of common stock of Osage Exploration and Development, Inc. issued to Sunstone Corporation dated April 8, 2003 (9)
10.19	Independent Contractor Agreement between Osage Exploration and Development, Inc. and E. Peter Hoffman, Jr. dated July 2, 2008 (10)
10.20	Agreement between Lewis Energy Colombia, Inc., Gold Oil Plc Sucursal Colombia and Osage Exploration and Development, Inc. and Osage Exploration and Development, Inc., Sucrusal Colombia dated March 3, 2009 (11)
10.21	Settlement Agreement between Lewis Energy Colombia, Inc., Gold Oil Plc Sucursal Colombia, EMPESA, SA, and Osage Exploration and Development, Inc. Sucrusal Colombia dated September 15, 2009 (12)
10.22	Employment Agreement with Greg Franklin, Chief Geologist (13)
10.22.1	Restricted Stock Agreement with Greg Franklin, Chief Geologist (13)
10.23	$500,000 Promissory Note to Blackrock Management, Inc. (14)
10.23.1	Escrow Agreement between Osage Exploration and Development, Inc., Blackrock Management, Inc. and Robertson & Williams (14)

10.23.2	Assignment of Oil and Gas Leases between Osage Exploration and Development, Inc. and Blackrock Management, Inc. (14)
10.23.3	Mortgage between Osage Exploration and Development, Inc. and Blackrock Management, Inc. (14)
10.24	Reddy Petroleum Company reserve report for the Osage Property as of December 31, 2011 (16)
10.24.1	Pinnacle Energy LLC reserve report for the Logan property as of December 31, 2012 (*)
10.24.2	Consent of Pinnacle Energy LLC(*)
10.25	Petrotech Engineering Ltd. reserve report for the Cimarrona property as of December 31, 2011 (16)
10.25.1	Petrotech Engineering Ltd. reserve report for the Cimarrona property as of December 31, 2012 (*)
10.25.2	Consent of Petrotech Engineering Ltd.(*)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

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

(16) Incorporated by reference to Osage’s Form 10-K filed March 23, 2012

(*) Filed with this Form 10K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSAGE EXPLORATION & DEVELOPMENT, INC.

BY:	/S/ KIM BRADFORD
Kim Bradford
President and C.E.O.

Dated: April 2, 2013

BY:	/S/ NORMAN DOWLING
Norman Dowling
Chief Financial Officer

Dated: April 2, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KIM BRADFORD	President, Chief Executive Officer, and Chairman	April 2, 2013
Kim Bradford	(Principal Executive Officer)

/s/ GREG FRANKLIN		April 2, 2013
Greg Franklin	Chief Geologist and Director

/s/ NORMAN DOWLING	Chief Financial Officer	April 2, 2013
Norman Dowling	(Principal Financial Officer)

OSAGE EXPLORATION AND DEVELOPMENT, INC.

INDEX TO FINANCIAL STATEMENTS

Set forth below are the following consolidated financial statements for our company for the years ended December 31, 2012 and 2011:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Osage Exploration and Development, Inc. and Subsidiaries

San Diego, CA

We have audited the accompanying consolidated balance sheet of Osage Exploration and Development, Inc. and subsidiaries (collectively “the Company”) as of December 31, 2012, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Osage Exploration and Development, Inc. and subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for the year then ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit and an accumulated deficit as of December 31, 2012 which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 2, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Osage Exploration and Development, Inc.

San Diego, CA

We have audited the accompanying consolidated balance sheet of Osage Exploration and Development, Inc. (Company), as of December 31, 2011, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Osage Exploration and Development, Inc. and Subsidiaries as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of December 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldman, Kurland and Mohidin LLP

Goldman, Kurland and Mohidin LLP

Encino, California

March 21, 2012

OSAGE EXPLORATION AND DEVELOPMENT, INC.

CONSOLIDATED BALANCE SHEETS

As of Ended December 31, 2012 and December 31, 2011

	2012	2011
ASSETS

Current assets:
Cash and equivalents	$486,205	$1,904,023
Accounts receivable	486,112	$358,344
Prepaid expenses	83,090	57,960
Deferred financing costs	2,924,472	-
Total current assets	3,979,879	2,320,327

Property and equipment, at cost:
Oil and gas properties and equipment (successful efforts method)	$12,483,152	$4,377,563
Other property & equipment	85,746	79,942
	12,568,898	4,457,505
Less: accumulated depletion, depreciation and amortization	(1,980,197)	(1,345,719)
	10,588,701	3,111,786

Restricted cash	157,467	30,000
Note receivable	6,000	11,000

Total assets	$14,732,047	$5,473,113

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$236,977	$323,699
Income taxes payable	58,093	58,893
Accrued expenses	1,328,652	876,545
Notes payable	3,000,000	-
Total current liabilities	4,623,722	1,259,137

Notes payable, net of $271,060 debt discount as of December 31, 2012	2,228,940	-

Liability for asset retirement obligations	19	59,950

Total liabilities	6,852,681	1,319,087

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value, 190,000,000 shares authorized; 49,094,675 and 47,884,775 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	4,909	4,788
Additional paid-in capital	16,371,305	12,107,920
Stock purchase notes receivable	(95,000)	(95,000)
Accumulated deficit	(8,074,786)	(7,558,080)
Accumulated other comprehensive loss - currency translation loss	(327,062)	(305,602)
Total stockholders’ equity	7,879,366	4,154,026

Total liabilities and stockholders’ equity	$14,732,047	$5,473,113

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

For Years Ended December 31, 2012 and 2011

	2012	2011
Operating revenues
Oil revenues	$3,973,666	$1,920,834
Pipeline revenues	1,912,941	1,594,889
Natural gas revenues	233,417	-
Total operating revenues	6,120,024	3,515,723

Operating costs and expenses
Operating costs	1,812,725	1,068,087
General and administrative expenses	2,716,233	1,954,286
Equity tax	131,186	450,064
Depreciation, depletion and accretion	568,777	429,689
Loss on disposal of fixed assets	21,599	-

Total operating costs and expenses	5,250,520	3,902,126

Operating income (loss)	869,504	(386,403)

Other income (expenses):
Interest income	4,067	8,453
Interest expense	(1,390,277)	(137,204)
Gain from assignment of leases	-	3,109,646
Income (loss) before income taxes	(516,706)	2,594,492

Provision for income taxes	-	58,893
Net (loss) income	(516,706)	2,535,599

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(21,460)	7,276

Comprehensive (loss) income	$(538,166)	$2,542,875

Basic and diluted (loss) income per share	$(0.01)	$0.05

Weighted average number of common share and common share equivalents used to compute basic and diluted (loss) income per share	48,385,866	47,283,652

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Years Ended December 31, 2012 and December 31, 2011

	2012	2011
Cash flows from operating activities:
Net income (loss)	$(516,706)	$2,535,599
Adjustments to reconcile net income to net cash provided by operating activities:
Shares issued for services	448,583	277,199
Warrants issued for services	448,111	-
Shares issued for interest	-	35,000
Gain from assignment of leases	-	(3,109,646)
Amortization of deferred financing costs	734,976	-
Amortization of debt discount	114,596	-
Loss on disposal of fixed assets	21,599	-
Accretion of asset retirement obligation	-	2,204

Provision for depletion, depreciation amortization and valuation allowance	568,777	429,689
Changes in operating assets and liabilities:
(Increase) in restricted cash	(127,467)	-
(Increase) in accounts receivable	(363,548)	(283,449)
(Increase) in prepaid expenses	(34,732)	(18,517)
(Decrease) increase in income tax payable	(800)	58,893
(Decrease) increase in accounts payable	(86,722)	112,035
(Decrease) in asset retirement obligations	(59,950)	-
Increase in accrued expenses	687,887	18,642
Net cash provided by operating activities	1,834,604	57,649

Cash flows from investing activities:
Investment in non oil & gas properties	(5,804)	(25,081)
Investments in oil & gas properties	(12,781,375)	(3,754,863)
Net proceeds from assignment of leases	4,686,610	5,339,797
Net proceeds from sale of oil & gas properties	125,000	-
Proceeds from notes receivable	5,000	-
Net cash (used) provided by investing activities	(7,970,569)	1,559,853

Cash flows from financing activities:
Proceeds from secured promissory notes	5,500,000	-
Proceeds from promissory notes	-	700,000
Payment on promissory notes	-	(700,000)
Payment of deferred financing costs	(670,692)	-
Proceeds from exercise of warrants	2,000	-
Net cash provided by financing activities	4,831,308	-

Effect of exchange rate on cash and equivalents	(113,161)	(21,045)

Net (decrease) increase in cash and equivalents	(1,417,818)	1,596,457

Cash and equivalents - beginning of period	1,904,023	307,566

Cash and equivalents - end of period	$486,205	$1,904,023

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payment for interest	$538,889	$100,000
Cash payment for income taxes	800	3,615

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Shares issued as debt discount in connection with Secured Promissory Note	$385,656	$-
Warrants issued as deferred financing fees in connection with Note Purchase Agreement	$2,988,756	$-
Increase in asset retirement obligation	$19	$-

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For Years Ended December 31, 2012 and December 31, 2011

				Stock		Accumulated
			Additional	Purchase		Other
	Common Stock		Paid-In	Note	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Receivable	Deficit	Income / (Loss)	Equity

Balance at December 31, 2010	46,649,775	$4,665	$11,795,844	$(95,000)	$(10,093,679)	$(312,878)	$1,298,952

Issuance of shares for professional services	985,000	98	277,101	-	-	-	277,199
Issuance of shares for interest	250,000	25	34,975	-	-	-	35,000
Net income for the year	-	-	-	-	2,535,599	-	2,535,599
Foreign exchange translation	-	-	-	-	-	-	-
Adjustment						7,276	7,276
Balance at December 31, 2011	47,884,775	4,788	12,107,920	(95,000)	(7,558,080)	(305,602)	4,154,026
Issuance of shares for professional services	610,000	61	438,922	-	-	-	438,983
Issuance of warrants for professional services	-	-	448,111	-	-	-	448,111
Issuance of shares for debt discount	400,000	40	385,616				385,656
Issuance of warrants as deferred financing costs	-	-	2,988,756	-	-	-	2,988,756
Exercise of warrants	200,000	20	1,980				2,000
Cancellation of shares	(100)	-	-	-	-	-	-
Net loss for the year					(516,706)		(516,706)
Foreign exchange translation adjustment	-	-	-	-	-	(21,460)	(21,460)
Balance at December 31, 2012	49,094,675	$4,909	$16,371,305	$(95,000)	$(8,074,786)	$(327,062)	$7,879,366

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

RECLASSIFICATIONS

Certain amounts included in the prior year financial statements have been reclassified to conform to the current year’s presentation. These reclassifications have no affect on the reported results in 2012 or 2011.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management used significant estimates in determining the carrying value of its oil and gas producing assets and the associated depreciation and depletion expense related to sales’ volumes. The significant estimates included the use of proved oil and gas reserve volumes and the related present value of estimated future net revenues there-from (See Note 12: Supplemental Information About Oil and Gas Producing Activities).

CASH AND EQUIVALENTS

Cash and equivalents consist of short-term, highly liquid investments readily convertible into cash with an original maturity of three months or less.

DEFERRED FINANCING COSTS

The Company incurred deferred financing costs in connection with the Note Purchase Agreement (see Note 6), which represented the fair value of warrants, placement fees and legal fees. Deferred financing costs of $3,659,448 are being amortized over the term of the Note Purchase Agreement on a straight-line basis.

During the year ended December 31, 2012, the Company made payments of $670,692 for deferred financing fees in connection with the Note Purchase Agreement.

Deferred financing costs at December 31, 2012 were $2,924,472. Amortization of deferred financing costs was $734,976 for the year ended December 31, 2012. There were no deferred financing fees incurred during the year ended December 31, 2011.

FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2012 and December 31, 2011, the fair value of cash, accounts receivable and accounts payable approximate carrying values because of the short-term maturity of these instruments.

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

As of December 31, 2012 and December 31, 2011, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes are credit-worthy financial institutions. However, the Company’s cash balances have exceeded the FDIC insured levels at various times during 2012 and 2011. At December 31, 2012, the Company had $82,020 in cash in excess of federally insured limits. The Company maintains cash accounts only at large, high quality financial institutions and believes the credit risk associated with cash held in banks exceeding the FDIC insured levels is remote. The Company generated substantially all of its revenues from three customers in 2012 and two customers in 2011. (See “Accounts Receivable and Allowance for Doubtful Accounts” below).

RESTRICTED CASH

In connection with the Boothbay Secured Promissory Note (see Note 6) the Company is required to deposit certain royalty interests of Boothbay’s into joint accounts held by the Company for the benefit of Boothbay. These royalty interests at December 31, 2012 were $102,467, compared to $0 at December 31, 2011. The Company has also pledged $55,000 for certain bonds and sureties.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company recognizes accounts receivable when sales are invoiced and regularly reviews accounts receivable for doubtful accounts.

In the U.S., the Company currently sells substantially all of its oil and gas production to one customer, Slawson Exploration Company (“Slawson”). In Colombia, the Company currently sells all of its oil production to one customer, Hocol, S.A. and has only one customer for its pipeline, Pacific Rubiales Energy Corp. (“Pacific”) However, the Company believes it can sell all its production to many different purchasers, most of whom pay similar prices that vary with the international spot market prices. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company had no allowance as of December 31, 2012 and 2011. The analysis was based on its evaluation of specific customers’ balances and the collectability thereof.

OIL AND GAS PROPERTIES

Osage is an exploration and production oil and natural gas company with proved reserves and existing production in Oklahoma and in the country of Colombia. In 2005, we purchased 100% of the working interest in certain producing oil and natural gas leases located in Osage County, Oklahoma, referred to herein as the Osage Property, which property consists of twenty three wells, ten of which are producing, on 480 acres. We were the operators of this property and sold our interest in the fourth quarter of 2012.

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

The provision for depreciation and depletion of oil and gas properties is computed by the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a field-by-field basis. As of December 31, 2012 and 2011, the Company’s oil production operations are conducted in the United States of America and in the country of Colombia. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined. Management believes no such impairment exists at December 31, 2012 and 2011.

The Company follows the “successful efforts” method of accounting for its oil and gas exploration and development activities, as set forth in FASB ASC Topic 932. Under this method, the Company initially capitalizes expenditures for oil and gas property acquisitions until they are either determined to be successful (capable of commercial production) or unsuccessful. The carrying value of all undeveloped oil and gas properties is evaluated periodically and reduced if such carrying value appears to have been impaired. Leasehold costs relating to successful oil and gas properties remain capitalized while leasehold costs which have been proved unsuccessful are charged to operations in the period the leasehold costs are proved unsuccessful. Costs of carrying and retaining unproved properties are expensed as incurred.

ASSET RETIREMENT OBLIGATIONS

In accordance with FASB ASC Topic 410, the Company reports a liability for any legal retirement obligations on its oil and gas properties. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as interest expense in the statement of operations.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the guidance provided under FASB ASC Topic 360 (“ASC 360”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. During the years ended December 31, 2012 and 2011, the Company did not record impairment charges related to its long-lived assets.

REVENUE RECOGNITION

Revenues from the sale of crude oil, natural gas, and natural gas liquids are recognized when the product is delivered at a fixed or determinable price, title has transferred, collectability is reasonably assured and evidenced by a contract. The Company follows the sales method of accounting for its oil and natural gas revenue, so it recognizes revenue on all crude oil, natural gas, and natural gas liquids sold to purchasers, regardless of whether the sales are proportionate to its ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. The Company had no imbalance positions at December 31, 2012 or 2011, and no receivables, payables or unearned revenue are recorded.

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite vesting period. The majority of stock-based compensation to employees and to other than employees has immediate vesting and thus was expensed at the time of grant. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments, and is recognized as expense over the service period or immediately if the award has immediate vesting. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

INCOME TAXES

The Company follows FASB ASC Topic 740 (“ASC 740”), “Accounting for Uncertainty in Income Taxes.” As a result of the implementation of ASC 740, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by ASC 740. The Company recognized no material adjustments to liabilities or stockholders equity as a result of this review. When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the Consolidated Statement of Operations. Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets.

At December 31, 2012, the Company had Federal and state net operating loss carry forwards of approximately $7.2 million which expire at various dates through 2032.

In 2011, we had a provision for income taxes consisting primarily of federal alternative minimum tax. We did not have a provision for income taxes for 2010. Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its US operations for the current period.

EARNINGS (LOSS) PER SHARE

In accordance with FASB ASC Topic 260 “Earnings Per Share,” the Company’s basic net income/loss per share of common stock is calculated by dividing net income/loss by the weighted-average number of shares of common stock outstanding for the period. The diluted net income/loss per share of common stock is computed by dividing the net income/loss using the weighted-average number of common shares including potential dilutive common shares outstanding during the period. Potential common shares are excluded from the computation of diluted net loss per share if anti-dilutive. Potential common shares consisted of 3,071,843 and 1,125,000 warrants to purchase common stock at December 31, 2012 and 2011, respectively.

The following table shows the computation of basic and diluted net income (loss) per share for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011

Net income (loss) allocable to common shares	$(516,706)	$2,535,599

Basic and diluted net income (loss) per share	$(0.01)	$0.05
Basic and diluted weighted average shares outstanding	48,385,866	47,283,652

3,071,843 and 1,125,000 warrants to purchase common stock at December 31, 2012 and December 31, 2011, respectively, were excluded from the computation as their effect would have been anti-dilutive. (See Note 3).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of any recently issued accounting pronouncements to have a material impact on the consolidated financial statements.

2. GOING CONCERN

The Company has a working capital deficit of $643,843 and an accumulated deficit of $8,074,786 at December 31, 2012 and recorded a net loss in 2012. In 2011, the Company recognized a one-time gain of $3,109,646 from assignment of leases in Logan County, OK. Excluding this gain, the Company would have also recorded a net loss for 2011. The Company’s operating plans require additional funds which may take the form of debt or equity financings. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving profitable operations and obtaining additional financing. There is no assurance additional funds will be available.

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

3. EQUITY TRANSACTIONS

Cimarrona Acquisition

On April 8, 2008, we entered into the Purchase Agreement with Sunstone pursuant to which the Company acquired from Sunstone 100% of the membership interests in Cimarrona LLC, the owner of a 9.4% interest in certain oil and gas assets in the Guaduas field, located in the Dindal and Rio Seco Blocks that cover 30,665 acres in the Middle Magdalena Valley in Colombia. The Purchase Agreement was effective as of April 1, 2008. The purchase price consisted of 2,750,000 shares of the Company’s Common stock and a warrant to purchase 1,125,000 shares of the Company’s Common stock at $1.25 per share and expiring April 8, 2013.In addition, the Company issued 50,000 shares of Common stock to a financial advisor and $22,500 to an unaffiliated individual as a finder’s fee.

Common Stock

On January 27, 2012, the Company issued 90,000 shares of common stock at $41,400 or $0.46 per share, to a consultant as compensation for services rendered March through August 2012.

On April 16, 2012, the Company issued 20,000 shares of common stock at $23,000 or $1.15 per share, to a consultant as compensation for services rendered.

On April 17, 2012, in connection with the Secured Promissory Note, we issued to Boothbay 400,000 shares of common stock at $385,656, the relative fair value (see Note 6 – Debt).

On August 1, 2012, in connection with a three-year employment agreement, we agreed to issue 150,000 shares of common stock at future dates as specified in the agreement. We will issue 50,000 shares on each of the first, second, and third anniversaries of the execution of the agreement subject to other terms and conditions of the agreement. The 150,000 shares were valued at $177,000, or $1.18 per share, and will be expensed over the three years of the employment agreement. We recognized $24,583 of expenses as of December 31, 2012.

On August 26, 2012, a consultant who had previously been issued a warrant to purchase common stock exercised the warrant and purchased 200,000 shares of common stock for $2,000. (see “Warrants” below)

On November 27, 2012, the Company issued 500,000 shares of common stock at $350,000 or $0.70 per share, to a consultant as compensation for services rendered.

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

On April 27, 2012, in connection with the Note Purchase Agreement, we issued a warrant to the investor to purchase 1,496,843 shares of common stock, exercisable at $0.01 per share, with a Black-Scholes value of $2,483,952 and a term of 5 years. Variables used in the valuation include (1) discount rate of 0.82%, (2) expected life of 5 years, (3) expected volatity of 245.0% and (4) zero expected dividends. At closing of the Note Purchase Agreement, we issued a warrant to the placement agent to purchase 250,000 shares of common stock, $0.0001 par value, exercisable at $0.01 per share, with a Black-Scholes value of $413,690 and a term of 2 years. Variables used in the valuation include (1) discount rate of 0.26%, (2) expected life of 2 years, (3) expected volatility of 242.0% and (4) zero expected dividends. (see Note 6 – Debt).

On December 27, 2012, we issued a warrant to purchase 100,000 shares of common stock, exercisable at $0.01 per share, with a Black-Scholes value of $89,952 and a term of 5 years, to the placement agent for the Note Purchase Agreement and amended the term of the warrant granted on April 27, 2012 from two to five years, with a Black-Scholes value of $1,161. Variables used in the valuation include (1) discount rate of 0.72%, (2) expected life of 5 years, (3) expected volatility of 242.0% and (4) zero expected dividends.

As of December 31, 2012 and 2011, the Company had outstanding dilutive securities, consisting entirely of warrants. Changes in warrants outstanding are as follows:

		Weighted Average	Average Remaining
	Shares	Exercise Price	Contractual Life
Balance December 31, 2010	2,225,000	$1.25	1.52	years
Granted	-	$-
Exercised	-	$-
Cancelled or Expired	(1,100,000)	$1.25
Balance December 31, 2011	1,125,000	$1.25	1.75	years
Granted	2,246,843	$0.01
Exercised	(200,000)	$0.01
Cancelled or Expired
Balance December 31, 2012	3,171,843	$0.45	2.72	years

The intrinsic value of the warrants outstanding as of December 31, 2012 was $1,801,822.

 4. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in two segments and has activities in two geographical regions. The Oil / Gas segment engages primarily in the acquisition, development, production and sale of oil, gas and natural gas liquids. The Pipeline segment engages primarily in the transport of oil.

The following tables set forth revenues, income and assets by segment for the periods presented:

Year Ended December 31, 2012

	Oil/Gas	Pipeline	Total

Income Statement Data:
Operating revenues	$4,207,083	$1,912,941	$6,120,024
Total revenues	4,207,083	1,912,941	6,120,024
Depreciation, depletion & amortization	515,718	39,318	555,036
Other allocable operating expenses	1,506,590	873,595	2,380,185
Gross profit	$2,184,775	$1,000,028	$3,184,803
Corporate general and administrative expenses			2,315,299
Operating Income			869,504
Corporate interest expense			(1,390,277)
Corporate Interest income			4,067

Loss from continuing operations before income taxes			$(516,706)

Balance Sheet Data:
Segment assets	$10,378,705	$641,347	$11,020,051
Segment assets	$10,378,705	$641,347	11,020,051
Corporate assets			3,711,995
Consolidated assets			$14,732,047

Year Ended December 31, 2011

	Oil/Gas	Pipeline	Total

Income Statement Data:
Operating revenues	$1,920,834	$1,594,889	$3,515,723
Total revenues	1,920,834	1,594,889	3,515,723
Depreciation, depletion & amortization	415,084	7,459	422,543
Other allocable operating expenses	1,113,100	460,992	1,574,093
Gross profit	$392,650	$1,126,438	$1,519,088
Corporate general and administrative expenses			1,905,490
Operating loss			(386,402)
Corporate interest expense			(137,204)
Corporate Interest income			8,453

Loss from continuing operations before income taxes			$(515,153)

Balance Sheet Data:
Segment assets	$3,410,463	$95,967	$3,506,430
Segment assets	$3,410,463	$95,967	3,506,430
Corporate assets			1,966,683
Consolidated assets			$5,473,113

The following table sets forth revenues and assets by geographical locations for the periods reported:

	Revenues for the		Revenues for the
	Year Ended December 31, 2012		Year Ended December 31, 2011
	Amount	% of Total	Amount	% of Total
Colombia	$3,856,011	63.0%	$3,462,495	98.5%
United States	2,264,013	37.0%	53,228	1.5%
Total	$6,120,024	100.0%	$3,515,723	100.0%

	Long Lived Assets at		Long Lived Assets at
	December 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Colombia	$2,975,601	23.7%	$2,062,492	46.3%
United States	9,593,297	76.3%	2,395,013	53.7%
Total	$12,568,898	100.0%	$4,457,505	100.0%

5. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Proved properties	$10,390,990	$2,215,936
Unproved properties not being amortized	1,362,325	2,115,481
Capitalized asset retirement costs	19	46,146
Accumulated depletion, depreciation,amortization and valuation allowances	(1,830,204)	(1,294,767)
	$9,923,111	$3,082,796

Depreciation and depletion expense for oil and gas properties totaled $836,290 and $396,934 in 2012 and 2011, respectively.

On April 8, 2008, we entered into a membership interest purchase agreement (the “Purchase Agreement”) with Sunstone Corporation (“Sunstone”) pursuant to which we acquired from Sunstone 100% of the membership interests in Cimarrona Limited Liability company, an Oklahoma limited liability company (“Cimarrona LLC”). Cimarrona LLC is the owner of a 9.4% interest in certain oil and gas assets in the Guaduas field, located in the Dindal and Rio Seco Blocks that consist of twenty one wells, of which seven are currently producing, that covers 30,665 acres in the Middle Magdalena Valley in Colombia as well as a pipeline with a current capacity of approximately 40,000 barrels of oil per day. The Purchase Agreement was effective as of April 1, 2008.

The purchase price consisted of 2,750,000 shares of the Company’s common stock and a warrant to purchase 1,125,000 shares of the Company’s common stock at $1.25 per share and expiring April 8, 2013. In addition, we issued 50,000 shares of common stock to Energy Capital Solutions, LP for their role as financial advisor and $22,500 to an individual, as a finder’s fee.

The Cimarrona property, but not the pipeline, is subject to an Ecopetrol Association Contract (the “Association Contract”) whereby we pay Ecopetrol S.A. (“Ecopetrol”) royalties of 20% of the oil produced. The royalty amount is paid in oil. In addition to the royalty, according to the Association Contract, Ecopetrol may, for no consideration, become a 50% partner, once an audit of revenues and expenses indicates the partners in the Association Contract have a received a 200% reimbursement plus recovery of all historical costs to develop and operate the Guaduas field, and their partnership interest may increase thereafter to 70% based on oil production results. We believe Ecopetrol could become a 50% partner the future which would reduce our field cash flows by 50%. In addition, in 2022, the Association Contract with Ecopetrol terminates, at which time we will have no economic interest remaining in this property. The property and the pipeline are both operated by Pacific, which owns 90.6% of the Guaduas field.Pipeline revenues generated from Cimarrona primarily relate to transportation costs charged to third party oil producers, including Pacific.

In 2010, we began to acquire oil and gas leases in Logan County, Oklahoma targeting the Mississippian formation. The Mississippian formation is present on the Anadarko Shelf in northern Oklahoma and south-central Kansas. The top of this expansive carbonate hydrocarbon system is encountered between 4,000 and 6,000 feet and lies stratigraphically between the Pennsylvanian-aged Morrow Sand and the Devonian-aged Woodford Shale formations. The Mississippian formation may reach 600 feet in gross thickness and the targeted porosity zone is between 50 and 300 feet in thickness. The formation’s geology is well understood as a result of the thousands of vertical wells drilled and produced in Oklahoma since the 1940s. Beginning in 2007, the application of horizontal drilling and multi-stage hydraulic fracturing treatments have demonstrated the potential for extracting significant additional quantities of oil and natural gas from the formation.

On April 21, 2011, we entered into a participation agreement (the “Participation Agreement”) with Slawson Exploration Company (“Slawson”) and U.S. Energy Development Corporation (“USE”). Pursuant to the terms of the Participation Agreement, Slawson and USE acquired 45% and 30% respectively, of our 10,000 acre Nemaha Ridge prospect in Logan County, Oklahoma for $4,875,000. In addition, Slawson and USE carried Osage for 7.5% of the cost of the first three horizontal Mississippian wells, such that for the first three horizontal Mississippian wells, the Company provided up to 17.5% of the total well costs. After the first three wells, the Company is responsible for up to 25% of the total well costs. Revenue from wells drilled pursuant to the Participation Agreement shall be allocated 45% to Slawson, 30% to USE and 25% to Osage. Slawson will be the operator of all wells in the Nemaha Ridge prospect. We are acquiring additional acreage in the Nemaha Ridge prospect and will offer the additional acreage to Slawson and USE, at our cost, subject to their acceptance. The Participation Agreement states that Osage will deliver acreage in the Nemaha Ridge Prospect to the parties at a net Revenue Interest (“NRI”) of 78% unless Osage acquires the acreage at an NRI lower than 78%, in which case, the acreage is delivered at the NRI acquired by Osage. Where Osage acquires leases with an NRI in excess of 78%, it retains an overriding royalty interest (“ORRI”) equal to the difference between the NRI and 78%. At December 31, 2012, the Company had 7,797 net acres (47,627 gross) leased in Logan County. In December 2011, the Company participated in drilling its first well in Logan County and at December 31, 2012 the Company had participated in drilling eight wells, five of which achieved production and revenues of $2,217,279 in 2012. Also as of December 31, 2012, the Company had completed four salt water disposal wells.

In 2011, the Company began to acquire leases in Pawnee County, Oklahoma, targeting the Mississippian formation. In July 2011, we purchased from B&W Exploration, Inc. (“B&W”) the Pawnee County prospect targeting the Mississippian, for $8,500. In addition, B&W is also entitled to an overriding royalty interest on the leases acquired and a 12.5% carry on the first $200,000 of lease bonus paid in the form of an assignment of 12.5% of the leases acquired. As of December 31, 2012, the Company had 3,446 net acres (4,925 gross) leased in Pawnee County. As of December 31, 2012, none of these leases have been assigned to B&W.

In 2011, we also began to acquire leases in Coal County, Oklahoma, targeting the oily Woodford Shale formation. The oily Woodford Shale formation is located mainly in southeastern Oklahoma in the Arkoma Basin. The oily Woodford shale lies directly under the Mississippian and started as a vertical play, but horizontal drilling techniques and multi-stage fracturing technology have been used in the Woodford in recent years with much success. At December 31, 2012, we had 4,253 net (9,509 gross) acres leased in Coal County.

At December 31, 2012, we have leased 62,061 gross (15,496 net) acres across three counties in Oklahoma as follows:

	Gross	Osage Net
Logan	47,627	7,797
Pawnee	4,925	3,446
Coal	9,509	4,253
	62,061	15,496

6. DEBT

2012 Activity

Apollo - Note Purchase Agreement

On April 27, 2012, we entered into a $10,000,000 senior secured note purchase agreement (“Note Purchase Agreement” or “Notes”) with Apollo Investment Corporation (“Apollo”). The Notes, which mature on April 27, 2015, are secured by substantially all of the assets of the Company, including a mortgage on all our Oklahoma leases. The Notes bear interest of Libor plus 15.0% with a Libor floor of 2.0%, with interest payable monthly. In addition, Apollo received a warrant to purchase 1,496,843 shares of common stock, exercisable at $0.01 per share, with a Black-Scholes value of $2,483,952 and an expiration date of April 27, 2017. The minimum draw amount on the Note Purchase Agreement is $1,000,000. At closing, we did not draw down any funds. At December 31, 2012, the amount outstanding under the Note Purchase Agreement was $3,000,000.

At closing of the Note Purchase Agreement, we paid $100,000 of a minimum placement fee to CC Natural Resource Partners, LLC (“CCNRP”), accrued an additional $100,000 in placement fees, and issued a warrant to purchase 250,000 shares of common stock, exercisable at $0.01 per share, with a Black-Scholes value of $413,690 and an expiration date of April 27, 2014. In addition, we paid $170,692 in legal fees, of which $100,000 were paid to Apollo. In December 2012, we paid an additional $380,000 in placement fees, $100,000 of which had been accrued. We also issued a warrant to purchase 100,000 shares of common stock, exercisable at $0.01 per share, with a Black-Scholes value of $89,952 and a term of 5 years, to the placement agent for the Note Purchase Agreement and amended the term of the warrant granted on April 27, 2012 from two to five years, with a Black-Scholes value of $1,161.

The Company recorded deferred financing costs in the aggregate amount of $3,659,448 in connection with the Note Purchase Agreement, which represented the fair value of warrants issued to Apollo and CCNRP, placement fees and legal fees, which are amortized on a straight-line basis over the term of the Notes as the Company did not draw funds at issuance.

On each anniversary of the closing date, the Company pays an administrative fee of $50,000. The Company is obligated to pay a quarterly standby fee, which accrues at a rate of 3.0%, on the amount of undrawn funds equal to the difference between $5,000,000 and the aggregate principal amount of notes issued on or after the closing date. The Company is subject to certain precedents in connection with each draw, an upfront fee equal to 2.0% of the principal amount of each draw, and is required to maintain a deposit account equal to 3 months of interest payments.

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

Use of proceeds is limited to those purposes specified in the Note Purchase Agreement. As of December 31, 2012, the Company had not met the minimum production covenant, due to a revised drilling schedule and Apollo provided a waiver of the minimum production covenant. The Company did not meet the production covenant as of March 31, 2013 and has, accordingly, classified these Notes and the related Deferred Financing Costs as short-term. The Notes are subject to mandatory prepayment in the event of certain asset sales, insurance or condemnation proceeds, issuance of indebtedness, extraordinary receipts and tax refunds. All terms are as defined in the Note Purchase Agreement.

Boothbay - Secured Promissory Note

On April 17, 2012, we issued a secured promissory note (“Secured Promissory Note”) to Boothbay Royalty Co., (“Boothbay”) for gross proceeds of $2,500,000. The Secured Promissory Note matures April 17, 2014 and bears interest of 18%, payable monthly. In addition, Boothbay received 400,000 shares for which the relative fair value of $386,656 was recorded as debt discount, a 1.5% overriding royalty on our leases in section 29, township 17 North, range 3 and a 1.7143% overriding royalty on our leases in section 36, township 19 North, range 4 West in Logan County, Oklahoma. The closing price of the Company’s common stock on April 17, 2012 was $1.14. The Secured Promissory Note is secured by a first mortgage (with power of sale), security agreement and financing statement covering a 5% overriding royalty interest, proportionately reduced, in all of the Company’s leases in Logan County, Oklahoma.

In connection with the Note Purchase Agreement and the Secured Promissory Note, the Company recognized $1,288,841 of interest expense, of which $538,889 was cash interest expense, for the year ended December 31, 2012. Non-cash interest expense related to the Note Purchase Agreement and the Secured Promissory Note represented $734,976 and $114,596 for the year ended December 31, 2012.

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

The Company is not aware of any environmental claims existing as of December 31, 2012, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s property.

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

Rental expense totaled $57,344 and $53,626 in 2012 and 2011, respectively.

Future minimum commitments under operating leases are as follows as of December 31, 2012:

Year	Amount

2013	$45,493
2014	8,190
$53,683

LEGAL PROCEEDINGS

The Company is not a party to any litigation that has arisen in the normal course of its business and that of its subsidiaries.

In 2010, the Company was notified by DIAN that it owed $883,742 in equity taxes relating to 2001 and 2003 equity tax years. To compute the equity value the equity tax is assessed upon, Cimarrona subtracted the cost of its non-producing wells in 2001 and 2003. However, DIAN’s position is that as long as the field is productive, Cimarrona should not have subtracted the cost of the non-producing wells. In May 2011, we settled in full the 2001 equity liability with DIAN. In January 2012, we were informed by DIAN that we had lost our appeal on the 2003 tax issue and we increased the amount attributable to the 2003 tax year by $322,288 to correspond to the amount DIAN indicated we owed for the 2003 tax year. In January 2013 we successfully concluded negotiations with DIAN with respect to the ultimate liability for the 2003 tax year. DIAN waived certain penalties and interest in the amount of $548,092. We paid the agreed final liability to DIAN in January 2013, and financed the payment with an unsecured Colombian facility. We will recognize the benefit of the amnesty upon final acceptance and receipt of official confirmation that the liability is fully settled.

The Company recorded equity taxes as follows, for the years ended December 31, 2012 and 2011:

	2012	2011
Current Equity Tax	$131,186	$127,776
2001/2003 Tax Years	-	322,288
Total	$131,186	$450,064

8. INCOME TAXES

The total provision for income taxes consists of the following in 2012 and 2011:

	Year Ended December 31,
	2012	2011
Current Taxes:
Federal	-	$57,293
State	-	800
Foreign	-	-
	-	58,093

Deferred Taxes:
Federal	180,847	(775)
State	16,793	(158)
Foreign	-	-

Valuation Allowance	(197,640)	933
	-	-
Totals	$-	$58,093

Following is a reconciliation of the Federal statutory rate to the effective income tax rate for 2012 and 2011:

	2012	2011
Computed tax provision at statutory Federal rates	35.0%	34.0%
Increase (decrease) in taxes resulting from:
State taxes, net of Federal income tax benefit	3.25%	2.5%
Nondeductible and other expenses	(130.45%)	0.7%
Federal and State true ups	-	(0.4%)
State Tax Rate
Change	-	1.5%
Valuation Allowance	92.20%	(36.0%)
	0.0%	2.3%

At December 31, 2012, the Company had federal and state net operating loss carry forwards of approximately $7.2 million which expire at various dates through 2032.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of Osage’s deferred tax assets and liabilities are as follows at December 31, 2012 and December 31, 2011 (in thousands):

	2012	2011
Deferred tax liability:

Net operating loss carry forward	$2,772	$1,140
Other	5	1,323
Oil and gas properties	(1,837)	-
Valuation allowance	(940)	(2,463)
Net deferred tax liability	-	-

The non-current portions of the deferred tax asset and the deferred tax liability accounts offset each other in the Company’s consolidated balance sheet.

9. MAJOR CUSTOMERS

During 2012 and 2011, five and four customers, respectively, accounted for all of the Company’s sales:

	2012	% of Total	2011	% of Total
Slawson	$2,205,088	36.0%	$-	0.0%
Hocol	1,943,070	31.7%	1,867,606	53.1%
Pacific	1,912,941	31.3%	1,594,889	45.4%
Coffeyville	44,159	0.7%	32,156	0.9%
Devon	14,766	0.2%	-	0.0%
Sunoco	-	0.0%	21,072	0.6%
Totals	$6,120,024	100.0%	$3,515,723	100.0%

10. LIABILITY FOR ASSET RETIREMENT OBLIGATIONS

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

There are no legally restricted assets for the settlement of asset retirement obligations. No income tax is applicable to the asset retirement obligation as of December 31, 2012 and 2011, because the Company records a valuation allowance on deductible temporary differences due to the uncertainty of its realization. A reconciliation of the Company’s asset retirement obligations from the periods presented is as follows:

	2012	2011
Beginning Balance	$59,950	$57,746
Reversed during the period	(59,950)	-
Additions for new wells	19	-
Accretion expense	-	2,204
Ending Balance	$19	$59,950

11. SUBSEQUENT EVENTS

Subsequent to December 31, 2012, the Company has issued 400,000 shares of common stock to employees and consultants. The Company has also drawn down an additional $4,000,000 on the Apollo facility and is negotiating a larger facility with Apollo. The Company did not meet the production covenant set forth in the Apollo facility as of March 31, 2013.

12. SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Petrotech Engineering, Ltd, and Pinnacle Energy Services, LLC prepared reserve estimates for the year-end reports for 2012 for the Cimarrona property and Logan County property, respectively. Management cautions that there are many inherent uncertainties in estimating proved reserve quantities and related revenues and expenses, and in projecting future production rates and the timing and amount of development expenditures. Accordingly, these estimates will change, as future information becomes available.

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

FASB ASC Topic 932, “Financial Accounting and Reporting by Oil and Gas Producing Companies”, requires disclosure of certain financial data for oil and gas operations and reserve estimates of oil and gas. This information, presented here, is intended to enable the reader to better evaluate the operations of the Company. All of the Company’s oil and gas reserves are located in the United States and Colombia.

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 2012 and 2011 are as follows:

	2012			2011
	Colombia	USA	Combined	Colombia	USA	Combined
Proved properties	$2,294,711	$8,096,279	$10,390,990	$2,062,493	$153,443	$2,215,936
Unproved properties being amortized	-	-	-	-	-	-
Unproved properties not being amortized	-	1,362,235	1,362,235	-	2,115,481	2,115,481
Capitalized asset retirement costs	-	19	19	32,471	13,675	46,146
Accumulated depletion, depreciation, amortization and valuation allowances	(1,525,457)	(301,747)	(1,830,204)	(1,240,793)	(53,974)	(1,294,767)
	$769,254	$9,156,786	$9,926,040	$854,171	$2,228,625	$3,082,796

Estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas, as well as changes in proved developed and undeveloped reserves during the past two years are indicated below:

	2012 Oil (BBLs)			2012 Gas (MMCF)
	Colombia	USA	Combined	Colombia	USA	Combined
Proved developed and
undeveloped reserves:
Beginning of year	124,362	113,193	237,555	365	201	566
Revisions of previous estimates	5,672	-	18,368	(119)	-	(58)
Improved recovery	-	-	-	-	-	-
Purchases of minerals in place	-	-	-	-	-	-
Extensions and discoveries	-	392,069	392,069	-	1,561	1,561
Production	(22,034)	(28,700)	(50,734)	-	(62)	(62)
Sales of minerals in place	-	(112,562)	(112,562)	-	(201)	(201)
End of year	108,000	364,000	484,696	246	1,499	1,806

Proved developed reserves:
Beginning of year	124,362	113,193	237,555	365	201	566
End of year	108,000	364,000	484,696	246	1,499	1,806

	2011 Oil (BBLs)			2011 Gas (MMCF)
	Colombia	USA	Combined	Colombia	USA	Combined

Beginning of year	272,600	126,443	399,043	59	201	260
Revisions of previous estimates	(125,281)	(12,453)	(137,734)	306	-	306
Improved recovery	-	-	-	-	-	-
Purchases of minerals in place	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-
Production	(22,957)	(797)	(23,754)	-	-	-
Sales of minerals in place	-	-	-	-	-	-
End of year	124,362	113,193	237,555	365	201	566

Beginning of year	272,600	126,443	399,043	59	201	260
End of year	124,362	113,193	237,555	365	201	566

The foregoing estimates have been prepared by Petrotech Engineering, Ltd, and Pinnacle Energy Services, LLC for the Cimarrona property and Logan County property, respectively. Petrotech Engineering, Ltd. prepared a reserve report for Pacific for their 90.6% share of the Guaduas field. The Company utilized the results of that report to arrive at its 9.4% share of the field. Revisions in previous estimates as set forth above resulted from analysis of new information, as well as from additional production experience or from a change in economic factors. The reserve estimates are believed to be reasonable and consistent with presently known physical data concerning size and character of the reservoirs and are subject to change as additional knowledge concerning the reservoirs becomes available.

The Colombian reserves are attributable entirely to the Guaduas field, which we hold through our Cimarrona subsidiary, which owns 9.4% of the Guaduas field. There are no reserves attributable to partnership or minority interests at December 31, 2012 or 2011.

The present value of estimated future net revenues of proved developed reserves, discounted at 10%, were as follows:

	2012			2011
	USA	Colombia	Combined	USA	Colombia	Combined
Proved developed and undeveloped reserves	$14,818,960	$5,485,572	$20,304,532	$5,351,306	$6,477,596	$11,828,902
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

The following table represents a reconciliation of our PV-10 to Standard Measure of discounted future net cash flows.

At December 31, 2012
(unaudited)
Present value of estimated future net revenues before asset retirement obligations	$20,304,532
Present value of estimated asset retirement obligations, discounted at 10%	(155,833)
Present value of estimated future net revenues (PV-10)	20,148,700
Future income taxes, discounted at 10%	(8,059,480)
Standardized measure of discounted future net cash flows	$12,089,219

Depletion, depreciation and accretion per equivalent unit of production was $8.05 and $1.22 for 2012 and 2011 in the United States, respectively. In Colombia, the depletion, depreciation and accretion per equivalent unit was $9.03 and $2.68 in 2012 and 2011, respectively.

FASB ASC Topic 932, “Disclosures About Oil and Gas Producing Activities”, requires certain disclosures of the costs and results of exploration and production activities and established a standardized measure of oil and gas reserves and the year-to-year changes therein.

In addition to the foregoing disclosures, SFAS No. 69 established a “Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves”.

Costs incurred, both capitalized and expensed, for oil and gas property acquisition, exploration and development for the years ended December 31, 2012 and 2011 are as follows:

December 31, 2012	USA	Colombia	Combined
Property acquisition costs	$1,821,945	$-	$1,821,945
Exploration costs	5,532,018	-	5,532,018
Development costs	-	-	-
Asset retirement costs	-	-	-

December 31, 2011	USA	Colombia	Combined
Property acquisition costs	$1,590,236	$-	$1,590,236
Exploration costs	525,345	-	525,345
Development costs	-	-	-
Asset retirement costs	-	-	-

The results of operations for oil and gas producing activities for 2012 and 2011 were as follows:

	2012			2011
	USA	Colombia	Combined	USA	Colombia	Combined
Sales	$2,030,596	$1,943,070	$3,973,666	$53,228	$1,867,606	$1,920,834
Production Costs	192,049	917,700	1,109,749	85,286	558,011	643,297
Exploration Costs	7,353,963	155,556	7,509,519	525,245	-	525,245
Depletion, depreciation, amortization and valuation allowance	304,353	211,365	515,718	968	354,648	355,616
Income Tax Provision (40%)	(2,327,908)	263,380	(2,064,528)	(223,308)	381,979	158,670
Results of Operations from Production activities	$(3,491,861)	$395,069	$(3,096,792)	$(334,963)	$572,968	$238,005

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

The following table presents the standardized measure of discounted estimated net cash flows relating to proved oil and gas reserves for 2012 and 2011:

	2012			2011
	USA	Colombia	Combined	USA	Colombia	Combined
Future cash inflows	$41,104,970	$12,502,000	$53,606,970	$10,740,074	$13,609,561	$24,349,635
Future production costs	(9,538,070)	(5,117,000)	(14,655,070)	(3,172,957)	(2,511,854)	(5,684,811)
Future development costs	(4,963,580)	(85,000)	(5,048,580)	(175,000)	(1,332,018)	(1,507,018)
Future abandonment costs	(81,600)	(178,600)	(260,290)	(92,000)	(197,400)	(289,400)
Future income tax expenses	(10,608,688)	(2,848,560)	(13,457,248)	(2,920,047)	(3,827,316)	(6,747,362)

Future net cash flow	15,913,032	4,272,840	20,185,872	4,380,070	5,740,973	10,121,044
10% annual discount for estimated timing of cash flows	(7,048,928)	(1,047,724)	(8,096,652)	(1,209,247)	(1,280,773)	(2,490,020)
Standardized measure of discounted future net cash flow	$8,864,104	$(3,225,116)	$12,089,220	$3,170,823	$4,460,200	$7,631,024

The principal changes in the standardized measure of discounted future net cash flows during and 2011 were as follows:

	2012			2011
	USA	Colombia	Combined	USA	Colombia	Combined
Extensions	$16,612,053	$-	$16,612,053
Revisions of previous estimates
Price changes	-	(2,934,053)	$(2,934,053)	$1,264,430	$9,276,914	$10,541,344
Quantity Changes	-	301,323	301,323	(1,060,000)	(10,987,673)	(12,047,673)
Changes in production rates, timing and other	-	(112,558)	(112,558)	(1,158,944)	1,948,610	789,666
Development costs incurred	-	-	-	-	-	-
Changes in estimated future development costs	-	968,817	968,817	-	(476,054)	(476,054)
Purchase of minerals in place	-	-	-
Sales of minerals in place	(5,284,705)	-	(5,284,705)	-	-	-
Sales of oil and gas, net of production costs	(1,838,547)	(1,025,370)	(2,863,917)	32,058	(1,309,595)	(1,277,537)
Accretion of discount Net change in income taxes	(3,795,521)	743,367 823,390	743,367 (2,972,131)	424,178	749,544	1,173,723
Net increase/ (decrease)	$5,693,280	$(1,235,084)	$4,458,196	$(498,278)	$(798,253)	$(1,296,531)

