Form 10-Q
period 2013-06-30
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2013-08-14
CIK 1405686

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [  ]      No [X]

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of August 9, 2013 was 49,854,675.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2013 (unaudited) and December 31, 2012

	2013	2012
ASSETS

Current assets:
Cash and equivalents	$244,148	$486,205
Accounts receivable	1,731,599	486,112
Prepaid expenses	64,594	83,090
Deferred financing costs	2,383,048	2,924,472
Total current assets	4,423,389	3,979,879

Property and equipment, at cost:
Oil and gas properties and equipment (successful efforts method)	24,180,974	11,753,404
Pipeline infrastructure and equipment	696,060	729,748
Other property & equipment	85,746	85,746
	24,962,780	12,568,898
Less: accumulated depletion, depreciation and amortization	(2,553,743)	(1,980,197)
	22,409,037	10,588,701

Restricted cash	272,267	157,467
Commodity derivative asset	10,817	-
Note receivable	-	6,000

Total assets	$27,115,510	$14,732,047

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,085,710	$236,977
Income taxes payable	56,469	58,093
Accrued expenses	56,964	1,328,652
Commodity derivative liability	47,507	-
Term loan	173,920	-
Notes payable, net of $179,645 and $0 debt discount as of June 30, 2013 and December 31, 2012, respectively	15,320,355	3,000,000
Total current liabilities	18,740,925	4,623,722

Term loan, net of current portion	101,453	-
Notes payable, net of $271,060 debt discount as of December 31, 2012	-	2,228,940
Liability for asset retirement obligations	4,775	19

Total liabilities	18,847,153	6,852,681

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value, 190,000,000 shares authorized; 49,854,675 and 49,094,675 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	4,985	4,909
Additional paid-in capital	16,780,229	16,371,305
Stock purchase notes receivable	(95,000)	(95,000)
Accumulated deficit	(8,117,509)	(8,074,786)
Accumulated other comprehensive loss - currency translation loss	(304,348)	(327,062)
Total stockholders’ equity	8,268,357	7,879,366

Total liabilities and stockholders’ equity	$27,115,510	$14,732,047

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2013 and June 30, 2012 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues
Oil revenues	$1,681,559	$901,424	$3,385,085	$1,774,549
Pipeline revenues	611,920	417,769	1,211,112	887,660
Natural gas revenues	96,782	40,623	220,815	53,126
Total operating revenues	2,390,261	1,359,816	4,817,012	2,715,335

Operating costs and expenses
Operating costs	719,079	422,993	1,217,988	727,859
General and administrative expenses	575,507	963,191	1,441,007	1,401,620
Equity tax	(499,922)	32,802	(466,958)	65,603
Depreciation, depletion and accretion	390,393	215,393	719,630	339,023

Total operating costs and expenses	1,185,057	1,634,379	2,911,667	2,534,105

Operating income (loss)	1,205,204	(274,563)	1,905,345	181,230

Other income (expenses):
Interest income	1,036	2,238	1,224	3,077
Interest expense	(1,138,848)	(341,159)	(1,912,602)	(341,765)
Loss on oil and gas derivatives	(36,690)	-	(36,690)	-
Income (loss) before income taxes	30,702	(613,484)	(42,723)	(157,458)

Provision for income taxes	-	-	-	-

Net income (loss)	30,702	(613,484)	(42,723)	(157,458)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(849)	(3,835)	22,714	(7,499)

Comprehensive income (loss)	$29,853	$(617,319)	$(20,009)	$(164,957)

Basic income (loss) per share	$0.00	$(0.01)	$(0.00)	$(0.00)

Diluted income (loss) per share	$0.00	$(0.01)	$(0.00)	$(0.00)

Weighted average number of common share and common share equivalents used to compute basic income (loss) per share	49,804,453	48,321,149	49,645,119	48,135,105

Weighted average number of common share and common share equivalents used to compute diluted income (loss) per share	51,485,135	48,321,149	49,645,119	48,135,105

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and June, 2012 (unaudited)

	2013	2012
Cash flows from operating activities:
Net (loss)	$(42,723)	$(157,458)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Shares issued for services	405,500	60,200
Warrants issued for services	-	448,111
Amortization of deferred financing costs	641,424	187,902
Amortization of debt discount	91,415	35,077
Write off of expired mineral rights leases	15,283	-
Accretion of asset retirement obligation	4,731	1,509
Provision for depletion and depreciation amortization and valuation allowance	714,899	340,525
Unrealised loss on derivative contracts	36,690	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,612,442)	(807,999)
Decrease in prepaid expenses	18,497	12,671
(Decrease) in income tax payable	(1,624)	(800)
Increase in accounts payable	132,154	964,331
Increase in asset retirement obligations	25	-
(Decrease) increase in accrued expenses	(906,020)	386,078
Net cash (used) provided by operating activities	(502,191)	1,470,147

Cash flows from investing activities:
Investments in oil & gas properties	(9,957,828)	(7,298,333)
Net proceeds from assignment of leases	16,846	2,776,906
(Increase) in restricted cash	(114,800)	-
Proceeds from notes receivable	6,000	-
Net cash (used) by investing activities	(10,049,782)	(4,521,427)

Cash flows from financing activities:
Proceeds from secured promissory notes	10,000,000	2,500,000
Proceeds from term loan	367,520	-
Principal payments on term loan	(92,147)	-
Proceeds from exercise of warrants	3,500	-
Payment of deferred financing costs	(100,000)	(223,496)
Net cash provided by financing activities	10,178,873	2,276,504

Effect of exchange rate on cash and equivalents	131,043	23,772

Net (decrease) in cash and equivalents	(242,057)	(751,004)

Cash and equivalents - beginning of period	486,205	1,904,023

Cash and equivalents - end of period	$244,148	$1,153,019

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payment for interest	$1,179,761	$117,277

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Warrants issued as debt discount in connection with Secured Promissory Note	$-	$456,000
Warrants issued as deferred financing costs in connection with Note Purchase Agreement	$-	$2,897,642
Oil & gas additions in accounts payable	$2,716,579	$-
Minimum obligation for deferred financing fees accrued in connection with Note Purchase Agreement	$-	$100,000
Common stock issued as prepayment for services	$-	$41,400
Increase in asset retirement obligation	$-	$11,891

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 June 30, 2013 and 2012 (unaudited)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next 12 months and beyond. These steps include (a) assigning for consideration a portion of our oil and gas leases in Logan County, Oklahoma, (b) participating in drilling of wells in Logan County, Oklahoma within the next 12 months, (c) controlling overhead and expenses and (d) raising additional equity and/or debt.

On April 17, 2012, we issued a secured promissory note to Boothbay Royalty Co. for gross proceeds of $2,500,000. On April 27, 2012, we entered into a $10,000,000 senior secured note purchase agreement with Apollo Investment Corporation and on April 5, 2013 we amended this agreement, increasing the facility to $20,000,000. As of June 30, 2013, as a result of production delays outside of the Company’s control, the Company was not in compliance with certain covenants including the minimum production covenant under the senior secured note purchase agreement. Apollo Investment Corporation has provided a limited waiver of these covenants as of that date (see Note 5 - Debt and Note 11 - Subsequent Events).

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management used significant estimates in determining the carrying value of its oil and gas producing assets and the associated depreciation and depletion expense relates to sales volumes. The significant estimates include the use of proved oil and gas reserve estimates and the related present value of estimated future net revenues therefrom.

Reclassifications

Certain amounts included in the prior period financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications have no affect on the reported results in the current or prior period.

Cash and Equivalents

Cash and equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Deferred Financing Costs

The Company incurred deferred financing costs in connection with the Note Purchase Agreement (see Note 5), which represented the fair value of warrants, placement fees and legal fees. Deferred financing costs of $3,759,448 are being amortized over the term of the Note Purchase Agreement on a straight-line basis.

Deferred financing costs at June 30, 2013 were $2,383,048. Amortization of deferred financing costs was $326,962 and $641,424 for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2012, amortization of deferred financing costs was $187,902.

Restricted Cash

In connection with the Boothbay Secured Promissory Note (see Note 5) the Company is required to deposit certain royalty interests of Boothbay’s into joint accounts held by the Company for the benefit of Boothbay. These royalty interests at June 30, 2013 were $217,267, compared to $102,467 at December 31, 2012. The Company has also pledged $55,000 for certain bonds and sureties.

Risk Management Activities

The Company has entered into certain derivative financial instruments to manage the inherent uncertainty of future revenues. The Company does not intend to hold or issue derivative financial instruments for speculative purposes and has elected not to designate any of its derivative instruments for hedge accounting treatment. These derivative financial instruments are marked to market at each reporting period.

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

The following table shows the computation of basic and diluted net income (loss) per share for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss) allocable to common shares	$30,702	$(613,484)	$(42,723)	$(157,458)

Basic net income (loss) per share	$0.00	$(0.01)	$(0.00)	$(0.00)
Diluted net income (loss) per share	$0.00	$(0.01)	$(0.00)	$(0.00)
Basic weighted average shares outstanding	49,804,453	48,321,149	49,645,119	48,135,105
Add: Dilutive effect of warrants for common stock	1,680,682	-	-	-
Diluted weighted average shares outstanding	51,485,135	48,321,149	49,645,119	48,135,105

Potential common shares consisted of 1,696,843 and 3,271,843 warrants to purchase common stock at June 30, 2013 and 2012, respectively. These were excluded from the computations for the three months ended June 30, 2012 and the six months ended June 30, 2013 and 2012, as their effect would have been anti-dilutive.

Fair Value of Financial Instruments

As of June 30, 2013 and December 31, 2012, the fair value of cash, accounts receivable and accounts payable approximate carrying values because of the short-term maturity of these instruments.

FASB ACS Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging.”

As of June 30, 2013 the Company identified certain derivative financial instruments which required disclosure at fair value on the balance sheet.

The following table presents information for those assets and liabilities requiring disclosure at fair value as of June 30, 2013:

			Fair Value Measurements Using
	Carrying Amount	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2013 assets (liabilities):
Commodity derivative asset	$10,817	$10,817	-	$10,817	$-
Commodity derivative liability	(47,507)	(47,507)	-	(47,507)	-

The following methods and assumptions were used to estimate the fair values in the tables above.

Level 2 Fair Value Measurements

Commodity derivatives — The fair values of commodity derivatives are estimated using internal discounted cash flow calculations based upon forward curves and data obtained from independent third parties for contracts with similar terms or data obtained from counterparties to the agreements.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a material effect on the consolidated financial statements.

3. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following:

	June 30, 2013	December 31, 2012

Properties subject to amortization	$22,674,637	$10,391,060
Properties not subject to amortization	1,506,293	1,362,325
Capitalized asset retirement costs	44	19
Accumulated depreciation and depletion	(2,308,937)	(1,830,204)

Oil & gas properties, net	$21,872,037	$9,923,200

On April 21, 2011, the Company entered into a participation agreement (“Participation Agreement”) with Slawson Exploration Company (“Slawson”) and U.S. Energy Development Corporation (“USE,” Slawson and USE, together, the “Parties”). Pursuant to the terms of the Participation Agreement, Slawson and USE acquired 45% and 30% respectively, of our 10,000 acre Nemaha Ridge prospect in Logan County, Oklahoma for $4,875,000. In addition, the Parties carried Osage for 7.5% of the cost of the first three horizontal Mississippian wells, which means that for the first three horizontal Mississippian wells, the Company provided up to 17.5% of the total well costs. After the first three wells, the Company is responsible for up to 25% of the total well costs. Revenue from wells drilled pursuant to the Participation Agreement, after royalty payments, is allocated 45% to Slawson, 30% to USE and 25% to Osage. Slawson will be the operator of all wells in the Nemaha Ridge prospect in sections where the Parties’ acreage controls the section. In sections where the Parties’ acreage does not control the section, we may elect to participate in wells operated by others. The Company continues to acquire additional acreage in the Nemaha Ridge prospect and will offer the additional acreage to the Parties, at its cost, subject to their acceptance. At June 30, 2013, the Company had 8,109 net acres (48,026 gross) leased in Logan County. In December 2011, the Company began drilling its first well in Logan County and at June 30, 2013 the Company had participated, or was participating, in drilling 29 wells, 17 of which had achieved production and revenues by June 30, 2013. As of June 30, 2013, the Company had also completed four salt water disposal wells.

In addition to accumulating leases in Logan County, in 2011, the Company began to acquire leases in Pawnee County, Oklahoma, targeting the Mississippian formation. In July 2011, the Company purchased from B&W Exploration, Inc. (“B&W”) the Pawnee County prospect for $8,500. In addition, B&W is also entitled to an overriding royalty interest on the leases acquired and a 12.5% carry on the first $200,000 of lease bonus paid in the form of an assignment of 12.5% of the leases acquired. As of June 30, 2013, the Company had 4,190 net acres (5,085 gross) leased in Pawnee County. As of June 30, 2013, none of these leases have been assigned to B&W.

In 2011, the Company began to acquire leases in Coal County, Oklahoma, targeting the Oily Woodford Shale formation. At June 30, 2013, we had 4,253 net (9,509 gross) acres leased in Coal County.

In 2013, the partners in the Participation Agreement began to acquire leases in southern Garfield County, Oklahoma, just north of the Nemaha Ridge prospect in Logan County. At June 30, 2013, we had 445 net (2,240 gross) acres leased in Garfield County.

At June 30, 2013, the Company had leased an aggregate of 16,997 net (64,860 gross) acres across four counties in Oklahoma.

4. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in two segments and has activities in two geographical regions. The Oil / Gas segment engages primarily in the acquisition, development, production and sale of oil, gas and natural gas liquids. The Pipeline segment engages primarily in the transport of oil.

The following tables set forth revenues, income and assets by segment for the periods presented:

Three Months Ended June 30, 2013

	Oil/Gas	Pipeline	Corporate	Consolidated

Income Statement Data:
Operating revenues	$1,778,341	$611,920	$-	$2,390,261
Total revenues	1,778,341	611,920	-	2,390,261
Operating expenses	545,413	173,666	-	719,079
Depreciation, depletion & accretion	377,535	9,625	3,233	390,393
General and administrative expenses	122,482	42,145	410,880	575,507
Equity tax.	-	-	(499,922)	(499,922)
Operating income	$732,911	$386,484	$85,809	$1,205,204
Interest expense	-	-	(1,138,848)	(1,138,848)
Interest income	-	-	1,036	1,036
Oil and gas derivatives	-	-	(36,690)	(36,690)

Income from continuing operations before income taxes	$732,911	$386,484	$(1,088,693)	$30,702

Balance Sheet Data:
Total assets	$21,872,037	$522,578	$4,720,895	$27,115,510

Three Months Ended June 30, 2012

	Oil/Gas	Pipeline	Corporate	Consolidated

Income Statement Data:
Operating revenues	$942,047	$417,769	$-	$1,359,816
Total revenues	942,047	417,769	-	1,359,816
Operating expenses	283,640	139,353	-	422,993
Depreciation, depletion & accretion	191,306	20,014	4,073	215,393
General and administrative expenses	97,968	43,446	821,777	963,191
Equity tax.	-	-	32,802	32,802
Operating loss	$369,133	$214,956	$(858,652)	$(274,563)
Interest expense	-	-	(341,159)	(341,159)
Interest income	-	-	2,238	2,238

Loss from continuing operations before income taxes	$369,133	$214,956	$(1,197,573)	$(613,484)

Balance Sheet Data:
Total assets	$6,872,398	$375,743	$5,330,456	$12,578,597

Six Months Ended June 30, 2013

	Oil/Gas	Pipeline	Corporate	Consolidated

Income Statement Data:
Operating revenues	$3,605,900	$1,211,112	$-	$4,817,012
Total revenues	3,605,900	1,211,112	-	4,817,012
Operating expenses	910,658	307,330		1,217,988
Depreciation, depletion & accretion	628,338	84,577	6,715	719,630
General and administrative expenses	232,547	78,105	1,130,355	1,441,007
Equity tax.	-	-	(466,958)	(466,958)
Operating income	$1,834,357	$741,100	$(670,112)	$1,905,345
Interest expense	-	-	(1,912,602)	(1,912,602)
Interest income	-	-	1,224	1,224
Oil and gas derivatives	-	-	(36,690)	(36,690)

Loss from continuing operations before income taxes	$1,834,357	$741,100	$(2,618,180)	$(42,723)

Balance Sheet Data
Total assets	$21,872,037	$522,578	$4,720,895	$27,115,510

Six Months Ended June 30, 2012

	Oil/Gas	Pipeline	Corporate	Consolidated

Income Statement Data:
Operating revenues	$1,827,675	$887,660	$-	$2,715,335
Total revenues	1,827,675	887,660	-	2,715,335
Operating expenses	437,162	290,697	-	727,859
Depreciation, depletion & accretion	294,420	36,976	7,627	339,023
General and administrative expenses	181,778	88,285	1,131,557	1,401,620
Equity tax.	-	-	65,603	65,603
Operating income	$914,315	$471,702	$(1,204,787)	$181,230
Interest expense	-	-	(341,765)	(341,765)
Interest income	-	-	3,077	3,077

Loss from continuing operations before income taxes	$914,315	$471,702	$(1,543,475)	$(157,458)

Balance Sheet Data:
Total assets	$6,872,398	$375,743	$5,330,456	$12,578,597

The following table sets forth revenues and assets by geographic location for the periods presented:

	Revenues for the		Revenues for the
	Three Months ended June 30, 2013		Three Months ended June 30, 2012
	Amount	% of Total	Amount	% of Total
Colombia	$1,072,668	44.9%	$735,409	54.1%
United States	1,317,593	55.1%	624,407	45.9%
Total	$2,390,261	100.0%	$1,359,816	100.0%

	Revenues for the		Revenues for the
	Six Months ended June 30, 2013		Six Months ended June 30, 2012
	Amount	% of Total	Amount	% of Total
Colombia	$2,287,547	47.5%	$1,757,793	64.7%
United States	2,529,465	52.5%	957,542	35.3%
Total	$4,817,012	100.0%	$2,715,335	100.0%

	Long Lived Assets at		Long Lived Assets at
	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Colombia	$2,757,814	11.0%	$2,975,601	23.7%
United States	22,204,966	89.0%	9,593,297	76.3%
Total	$24,962,780	100.0%	$12,568,898	100.0%

5. DEBT

2013 Activity

Helm Bank, Colombia – Unsecured Term Loan

In January 2013, the Company entered into a two year unsecured term loan facility with Helm Bank, Colombia in the amount of $367,521 in order to avail of an amnesty program for certain 2003 Colombian equity taxes, as more fully discussed in Note 7. The principal is payable in 24 equal installments and the interest rate is variable. As of June 30, 2013 there was $275,373 outstanding under this term loan. The Company recognized $9,208 and $16,456 of interest expense related to this term loan in the three and six months ended June 30, 2013, respectively.

2012 Activity

Apollo - Note Purchase Agreement

On April 27, 2012, we entered into a $10,000,000 senior secured note purchase agreement (“Note Purchase Agreement” or “Notes”) with Apollo Investment Corporation (“Apollo”). The Notes, which mature on April 27, 2015, are secured by substantially all of the assets of the Company, including a mortgage on all our Oklahoma leases. The Notes bear interest of Libor plus 15.0% with a Libor floor of 2.0%, with interest payable monthly. In addition, Apollo received a warrant to purchase 1,496,843 shares of common stock, exercisable at $0.01 per share, with a Black-Scholes value of $2,483,952 and an expiration date of April 27, 2017. Variables used in the valuation include (1) discount rate of 0.82%, (2) expected life of 5 years, (3) expected volatility of 245.0% and (4) zero expected dividends. The minimum draw amount on the Note Purchase Agreement is $1,000,000. At closing, we did not draw down any funds. As of June 30, 2013, the amount outstanding under the Note Purchase Agreement was $13,000,000 and we drew down $6,000,000 in the three months then ended.

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

The Company has recorded deferred financing costs in the aggregate amount of $3,759,448 in connection with the Note Purchase Agreement, which represented the fair value of warrants issued to Apollo and CCNRP, placement fees, amendment fees and legal fees, which are amortized on a straight-line basis over the term of the Notes as the Company did not draw funds at issuance.

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

On April 5, 2013 the Company and Apollo amended the Note Purchase Agreement, increasing the amount of the facility to $20,000,000 and modifying certain covenants for the remainder of the Note Purchase Agreement term. The amendment also provided a waiver of certain covenants as of March 31, 2013, as the Company did not meet certain covenants including the minimum production covenant as of that date. The Company paid an amendment fee of $100,000 which is being amortized over the remaining term of the Note Purchase Agreement.

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

As of June 30, 2013, as a result of production delays outside of the Company’s control, the Company was not in compliance with certain covenants including the minimum production covenant of 35 MBbls. Apollo has provided a waiver of these covenants as of that date. The Company has classified amounts outstanding under the Note Purchase Agreement as short term in the accompanying consolidated financial statements (See Note 11 - Subsequent Events).

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

In connection with the Note Purchase Agreement and the Secured Promissory Note, the Company recognized $1,129,639 of interest expense, of which $375,112 was non-cash interest expense and $754,527 was cash interest expense, for the three months ended June 30, 2013. For the six months ended June 30, 2013, the Company recognized $1,896,116 of interest expense related to these facilities, of which $732,839 was non-cash interest expense and $1,163,306 was cash interest expense. For the three and six months ended June 30, 2012, the Company recognized $340,256 of interest expense related to these facilities, of which $222,979 was non-cash interest expense and $117,277 was cash interest expense.

6. DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into certain derivative financial instruments with respect to a portion of its oil and gas production in the three months ended June 30, 2013. Prior thereto, the Company had not entered into any derivative financial instruments. These instruments are used to manage the inherent uncertainty of future revenues due to commodity price volatility and currently include only costless price collars. The Company does not intend to hold or issue derivative financial instruments for speculative trading purposes and has elected not to designate any of its derivative instruments for hedge accounting treatment. As of June 30, 2013, the Company did not hold any collateral from its counterparties.

As of June 30, 2013, the Company had the following open oil derivative positions. These oil derivatives settle against the average of the daily settlement prices for the WTI first traded contract month on the New York Mercantile Exchange (“NYMEX”) for each successive day of the calculation period.

	Price Collars
Period	Monthly Volume (BBLs/m)	Weighted Average Floor Price ($/BBL)	Weighted Average Ceiling Price ($/BBL)

Q3 - Q4, 2013	6,000	$90.00	$98.35
Q1 - Q4, 2014	6,000	$85.00	$95.00
Q1 - Q2, 2015	6,000	$80.00	$93.50

As of June 30, 2013, the Company had the following open natural gas derivative positions. These natural gas derivatives settle against the NYMEX Penultimate for the calculation period.

	Price Collars
	Monthly Volume	Weighted Average Floor Price	Weighted Average Ceiling Price
Period	(Btu/m)	($/Btu)	($/Btu)

Q3 - Q4, 2013	10,000	$3.75	$4.40
Q1 - Q4, 2014	10,000	$3.75	$4.40
Q1 - Q2, 2015	10,000	$3.75	$4.40

Cash settlements and unrealized gains and losses on fair value changes associated with the Company’s commodity derivatives are presented in the “Oil and gas derivatives’ caption in the accompanying consolidated statements of earnings. The following table sets forth the cash settlements and unrealized gains and losses on fair value changes for commodity derivatives for the three months ended June 30, 2013.

Three Months Ended June 30, 2013

Cash settlements to (by) Company	$-
Unrealized gains (losses) on commodity derivatives	(36,690)
Loss on oil and gas derivatives	$(36,690)

7. COMMITMENTS AND CONTINGENCIES

Environment

Osage, as owner and operator of oil and gas properties, is subject to various Federal, State, and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the owner of real property and the lessee under oil and gas leases for the cost of pollution clean-up resulting from operations, subject the owner/lessee to liability for pollution damages and impose restrictions on the injection of liquids into subsurface strata. Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasing stringent regulations could require the Company to make additional unforeseen environmental expenditures. The Company maintains insurance coverage it believes is customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of June 30, 2013, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s property.

Land Rentals and Operating Leases

In February 2011, the Company entered into a 36 month lease for its corporate offices in San Diego. The lease, including parking, was initially for $3,488 per month for the first year, increasing to $3,599 and $3,715 in the second and third years, respectively. In addition, the Company is responsible for all operating expenses and utilities. The lease required the Company to increase its security deposit from $3,381 to $10,000, with $3,299 and $3,415 of the security deposit to be applied to months 13 and 25, respectively, of the lease. In February 2012, the Company entered into a 24 month lease for a vehicle to be utilized by its operations in Oklahoma. Lease payments are $680 per month. Apart from the San Diego office and Oklahoma vehicle lease, the Company’s Oklahoma office and all leased equipment are under month-to-month operating leases. Rental expense totaled $14,595 and $14,344 for the three months ended June 30, 2013 and 2012, respectively, and $28,958 and $28,383 for the six month ended June 30, 2013 and 2012, respectively.

Future minimum commitments under operating leases are as follows as of June 30, 2013:

Year	Amount

2013 (July 1 - December 31)	$22,747
2014	8,190
$30,937

Legal Proceedings

The Company is not party to any litigation arisen in the normal course of its business and that of its subsidiaries.

Division de Impuestos y Actuanas Nacionales (“DIAN”), the Colombian tax authorities, levies a tax based on the equity value of Cimarrona. In 2010, the Company was notified by DIAN that it owed $883,742 in equity taxes relating to the 2001 and 2003 equity tax years. To compute the value the equity tax is assessed upon, Cimarrona subtracted the cost of its non-producing wells in 2001 and 2003. However, DIAN’s position is that as long as the field is productive, Cimarrona should not have subtracted the cost of the non-producing wells. In May 2011, we settled in full the 2001 equity liability with DIAN. In January 2012, we were informed by DIAN that we had lost our appeal on the 2003 tax issue and we increased the amount attributable to the 2003 tax year by $322,288 as of December 31, 2011 to correspond to the amount DIAN indicated we owed for the 2003 tax year. In January 2013, we successfully concluded negotiations with DIAN with respect to the ultimate liability for the 2003 tax year. DIAN waived certain interest and penalties. We paid the agreed final liability to DIAN in January 2013, and financed the payment with an unsecured Colombian term loan facility in the amount of $367,521. We recognized the $531,644 benefit of the amnesty in the quarter ended June 30, 2013, upon receipt of official confirmation that the liability is fully settled. The Company recognized $31,723 and $32,802 in current equity tax for the three months ended June 30, 2013 and 2012, respectively, and $64,687 and $65,604 for the six months ended June 30, 2013 and 2012, respectively.

8. MAJOR CUSTOMERS

During the three and six months ended June 30, 2013 and 2012, the Company had the following customers who accounted for all of its sales:

	Three Months ended		Three Months ended
	June 30, 2013		June 30, 2012
	Amount	% of Total	Amount	% of Total
Slawson	$966,213	40.4%	$602,297	44.3%
Pacific	611,919	25.6%	417,769	30.7%
HOCOL	460,749	19.3%	317,640	23.4%
Stephens	235,251	9.8%	-	0.0%
Devon	102,516	4.3%	-	0.0%
Sundance	13,613	0.6%	-	0.0%
Coffeyville	-	0.0%	22,110	1.6%
Total	$2,390,261	100.0%	$1,359,816	100.0%

	Six Months ended		Six Months ended
	June 30, 2013		June 30, 2012
	Amount	% of Total	Amount	% of Total
Slawson	$1,918,284	39.8%	$923,150	34.0%
Pacific	1,076,436	22.3%	870,133	32.0%
HOCOL	1,211,111	25.1%	887,660	32.7%
Stephens	317,130	6.6%	-	0.0%
Devon	280,438	5.8%	-	0.0%
Sundance	13,613	0.3%	-	0.0%
Coffeyville	-	0.0%	34,392	1.3%
Total	$4,817,012	100.0%	$2,715,335	100.0%

9. LIABILITY FOR ASSET RETIREMENT OBLIGATIONS

The Company recognizes a liability at discounted fair value for the future retirement of tangible long-lived assets and associated assets retirement cost associated with the petroleum and natural gas properties. The fair value of the liability is capitalized as part of the cost of the related asset and amortized to expense over its useful life. The liability accretes until the date of expected settlement of the retirement obligations. The related accretion expense is recognized in the statement of operations. The provision will be revised for the effect of any changes to timing related to cash flow or undiscounted abandonment costs. Actual expenditures incurred for the purpose of site reclamation are charged to the asset retirement obligations (“AROs”) to the extent that the liability exists on the balance sheet. Differences between the actual costs incurred and the fair value of the liability recorded are recognized in income in the period the actual costs are incurred. There are no legally restricted assets for the settlement of AROs. No income tax is applicable to the ARO as of June 30, 2013 and December 31, 2012, because the Company records a valuation allowance on deductible temporary differences due to the uncertainty of its realization. A reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2013 is as follows:

	Six Months ended June 30, 2013
	Colombia	United States	Combined
Beginning balance	$-	$19	$19
Incurred during the period	-	-	-
Reversed during the period	-	-	-
Additions for new wells	-	25	25
Accretion expense	-	4,731	4,731
Ending balance	$-	$4,775	$4,775

10. EQUITY

Common Stock

During the three months ended June 30, 2013, we issued a total of 10,000 shares which vest immediately to two consultants for services rendered with a fair value of $12,000, or $1.20 per share. Additionally, warrants to purchase 350,000 shares were exercised for $3,500.

During the three months ended March 31, 2013 we issued 400,000 shares which vested immediately to two employees with a fair value of $364,000, or $0.91 per share. On August 1, 2012, in connection with a three-year employment agreement, we agreed to issue 150,000 shares of common stock at future dates as specified in the agreement. We will issue 50,000 shares on each of the first, second, and third anniversaries of the execution of the agreement subject to other terms and conditions of the agreement. The 150,000 shares were valued at $177,000, or $1.18 per share, and are being expensed over the three years of the employment agreement. We recognized $14,750 and $29,500 of expense related to these shares in the three and six months ended June 30, 2013, respectively.

During the three months ended June 30, 2012, we issued 20,000 shares of common stock at $23,000 or $1.15 per share, to a consultant as compensation for services rendered.

During the three months ended March 31, 2012, we issued 90,000 shares to a consultant for services to be provided from March through August 2012. All of the shares vested immediately with a fair value of $41,400, or $0.46 per share.

Warrants

During the three months ended June 30, 2013, warrants to purchase 350,000 shares of common stock were exercised for $3,500 and warrants to purchase 1,125,000 shares of common stock expired unexercised.

Total stock-based compensation expense was $26,750 and $491,811 for the three months ended June 30, 2013 and 2012, respectively, and $405,500 and $508,311 for the six months ended June 30, 2013 and 2012, respectively.

11. SUBSEQUENT EVENTS

On August 12, 2013, the Company and Apollo amended the Note Purchase Agreement. This amendment provided a waiver for certain covenants with which the Company was not in compliance as of June 30, 2013. The amendment also provided for an immediate draw down of additional proceeds of $2 million under the Note Purchase Agreement, which the Company drew down on August 12, 2013. The amendment requires that the Company, within 75 days of the effective date as defined in the amendment, complete either (1) a sale of certain assets for net proceeds of not less than $8 million, or (2) the issuance of capital stock in a transaction that results in aggregate net proceeds as defined in the amendment of not less than $5 million. In the event that the Company does not complete either one of the aforementioned transactions, the Company is required under the terms of the amendment to issue to Apollo additional warrants equivalent to three percent of the Company’s common stock, on a fully-diluted basis.

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

On April 21, 2011, we entered into a participation agreement (the “Participation Agreement”) with Slawson Exploration Company (“Slawson”) and U.S. Energy Development Corporation (“USE”). Pursuant to the terms of the Participation Agreement, Slawson and USE acquired 45% and 30% respectively, of our 10,000 acre Nemaha Ridge prospect in Logan County, Oklahoma for $4,875,000. In addition, Slawson and USE carried Osage for 7.5% of the cost of the first three horizontal Mississippian wells, such that for the first three horizontal Mississippian wells, the Company provided up to 17.5% of the total well costs. After the first three wells, the Company is responsible for up to 25% of the total well costs. Revenue from wells drilled pursuant to the Participation Agreement, after royalty payments, is allocated 45% to Slawson, 30% to USE and 25% to Osage. Slawson will be the operator of all wells in the Nemaha Ridge prospect in sections where the Parties’ acreage controls the section. In sections where the Parties’ acreage does not control the section, we may elect to participate in wells operated by others. We are acquiring additional acreage in the Nemaha Ridge prospect and will offer the additional acreage to Slawson and USE, at our cost, subject to their acceptance. The Participation Agreement states that Osage will deliver acreage in the Nemaha Ridge Prospect to the Parties at a net revenue interest (“NRI”) of 78% unless Osage acquires the acreage at an NRI lower than 78%, in which case, the acreage will be delivered at the NRI acquired by Osage. Where Osage acquires leases with an NRI in excess of 78%, it will retain an overriding royalty interest (“ORRI”) equal to the difference between the NRI and 78%. At June 30, 2013, the Company had 8,109 net acres (48,026 gross) leased in Logan County. In December 2011, the Company began drilling its first well in Logan County and at June 30, 2013 the Company had participated, or was participating, in drilling 29 wells, 17 of which had achieved production and revenues by June 30, 2013. As of June 30, 2013, the Company had also completed four salt water disposal wells.

In 2011, the Company began to acquire leases in Pawnee County, Oklahoma, targeting the Mississippian formation. In July 2011, we purchased from B&W Exploration, Inc. (“B&W”) the Pawnee County prospect targeting the Mississippian, for $8,500. In addition, B&W is also entitled to an overriding royalty interest on the leases acquired and a 12.5% carry on the first $200,000 of lease bonus paid in the form of an assignment of 12.5% of the leases acquired. As of June 30, 2013, the Company had 4,190 net acres (5,085 gross) leased in Pawnee County. As of June 30, 2013, none of these leases have been assigned to B&W.

In 2011, we also began to acquire leases in Coal County, Oklahoma, targeting the Oily Woodford Shale formation. The Woodford Shale formation is located mainly in southeastern Oklahoma in the Arkoma Basin. The Oily Woodford shale lies directly under the Mississippian and started as a vertical play, but horizontal drilling techniques and multi-stage fracturing technology have been used in the Woodford in recent years with much success. At June 30, 2013, we had 4,253 net (9,509 gross) acres leased in Coal County.

In 2013, the partners in the Participation Agreement began to acquire leases in southern Garfield County, Oklahoma, just north of the Nemaha Ridge prospect in Logan County. At June 30, 2013, we had 445 net (2,240 gross) acres leased in Garfield County.

At June 30, 2013, we had leased an aggregate of 16,997 net (64,860 gross) acres across four counties in Oklahoma as follows:

	Gross	Osage Net
Logan	48,026	8,109
Garfield	2,240	445
Pawnee	5,085	4,190
Coal	9,509	4,253
	64,860	16,997

We have accumulated deficits of $8,117,509 (unaudited) at June 30, 2013 and $8,074,786 at December 31, 2012. Substantial portions of the losses are attributable to asset impairment charges, stock-based compensation, professional fees and interest expense. We also had working capital deficits of $14,317,536 and $643,843 as of June 30, 2013 and December 31, 2012, respectively.

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next 12 months and beyond. These steps include (a) assigning for consideration a portion of our oil and gas leases in Logan County, Oklahoma, (b) participating in drilling of wells in Logan County, Oklahoma within the next 12 months, (c) controlling overhead and expenses and (d) raising additional equity and/or debt.

On April 17, 2012, we issued a secured promissory note (“Secured Promissory Note”) to Boothbay Royalty Co. (Boothbay) for $2,500,000. On April 27, 2012, we entered into a $10,000,000 senior secured note purchase agreement (“Note Purchase Agreement”) with Apollo Investment Corporation (“Apollo”) and on April 5, 2013 we amended the Note Purchase Agreement, increasing the total facility to $20,000,000 (see Note 5 - Debt, in the accompanying unaudited consolidated financial statements). As of June 30, 2013, as a result of production delays outside of the Company’s control, the Company was not in compliance with certain covenants including the minimum production covenant of 35 MBbls at that date.

On August 12, 2013, the Company and Apollo amended the Note Purchase Agreement. This amendment provided a waiver for certain covenants with which the Company was not in compliance as of June 30, 2013. The amendment also provided for an immediate drawdown of additional proceeds of $2 million under the Note Purchase Agreement, which the Company drew down on August 12, 2013. The amendment requires that the Company, within 75 days of the effective date as defined in the amendment, complete either (1) a sale of certain assets for net proceeds of not less than $8 million, or (2) the issuance of capital stock in a transaction that results in aggregate net proceeds as defined in the amendment of not less than $5 million. In the event that the Company does not complete either one of the aforementioned transactions, the Company is required under the terms of the amendment to issue to Apollo additional warrants equivalent to three percent of the Company’s common stock, on a fully-diluted basis. There can be no assurance that additional funds will be available under the Note Purchase Agreement.

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

Results of Operations

Three Months ended June 30, 2013 compared to Three Months ended June 30, 2012

Our total revenues for the three months ended June 30, 2013 and 2012 comprised the following:

	2013		2012		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues
Oil sales	$1,681,559	70.4%	$901,424	66.3%	$780,135	86.5%
Pipeline sales	611,920	25.6%	417,769	30.7%	194,151	46.5%
Natural gas sales	96,782	4.0%	40,623	3.0%	56,159	138.2%
Total revenues	$2,390,261	100.0%	$1,359,816	100.0%	$1,030,445	75.8%

Oil Sales

Oil Sales were $1,681,559, an increase of $780,135, or 86.5%, for the three months ended June 30, 2013 compared to $901,424 for the three months ended June 30, 2012. Oil sales increased due to an increase in the number of barrels sold partially offset by a reduction in the average price per barrel. In the United States (“US”), we sold 13,264 barrels (“BBLs”) at an average price of $91.64 in the 2013 period, compared to 6,000 BBLs at an average price of $95.68 in the 2012 period. In Colombia, we sold 5,000 BBLs at an average price of $96.40 in the 2013 period compared to 3,000 BBLs at an average price of $109.72 in the 2012 period. We began well production in Logan County, Oklahoma, in the first quarter of 2012, and continue to develop wells in that area, which accounted for the majority of the increase in oil sales in the United States.

Pipeline Sales

The Guaduas pipeline connects with the ODC pipeline (the “ODC Pipeline”) to transport oil to the port of Covenas in Colombia. Pipeline sales were $611,920, an increase of $194,151, or 46.5% for the three months ended June 30, 2013 compared to $417,769 for the three months ended June 30, 2012, primarily due to an increase in the number of barrels transported. The number of barrels transported was 3.24 million BBLS (our share was approximately 305,000) and 2.21 million BBLs (our share was approximately 208,000) in the three months ended June 30, 2013 and 2012, respectively.

Natural Gas Sales

Natural gas sales comprise revenues from the sale of natural gas and natural gas liquids. Natural gas sales were $96,782 for the three months ended June 30, 2013 compared to $40,623 for the three months ended June 30, 2012, an increase of $56,159, or 138.2%. All of our natural gas sales are from the well production in Logan County, Oklahoma.

Total revenues were $2,390,261, an increase of $1,030,445, or 75.8% for the three months ended June 30, 2013 compared to $1,359,816 for the three months ended June 30, 2012. Oil sales accounted for 70.4% and 66.3% of total revenues in the 2013 and 2012 periods, respectively.

Production

For the three months ended June 30, 2013 and 2012, our production was as follows:

	2013		2012		Increase/(Decrease)
Oil Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	13,586	76.6%	6,198	59.9%	7,388	119.2%
Colombia	4,155	23.4%	4,152	40.1%	3	0.1%
Total	17,741	100.0%	10,350	100.0%	7,391	71.4%

Natural Gas Production:	Net Mcf	% of Total	Net Mcf	% of Total	Mcf	%
United States	19,076	100.0%	9,521	100.0%	9,555	100.4%

Natural Gas Liquid Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	647	100.0%	-	n/a	647	n/a

Oil production, net of royalties, was 17,741 BBLs, an increase of 7,391 BBLs, or 71.4% for the three months ended June 30, 2013 compared to 10,350 BBLs for the three months ended June 30, 2012, primarily due to production increases in the U.S. U.S. production accounted for 76.6% and 59.9% of total production for the three months ended June 30, 2013 and 2012, respectively.

Natural gas production was 19,076 thousand cubic feet (“Mcf”) for the three months ended June 30, 2013, an increase of 9,555 Mcf, or 100.4% over the production of 9,521 Mcf in the 2012 period. Gas production began in the first quarter of 2012 in our Logan County properties. We commenced production of natural gas liquids in the second quarter of 2013 at certain wells, with net production of 647 BBLs.

Operating Costs and Expenses

For the three months ended June 30, 2013 and 2012, our operating costs and expenses were as follows:

	2013		2012		Change
		Percent of		Percent of
	Amount	Sales	Amount	Sales	Amount	Percentage
Operating Expenses
Operating	$719,079	30.1%	$422,993	31.1%	$296,086	70.0%
General & administrative	575,507	24.1%	963,191	70.8%	(387,684)	(40.2)%
Equity tax	(499,922)	(20.9)%	32,802	2.4%	(532,724)	(1,624.1)%
Depreciation, depletion and accretion	390,393	16.3%	215,393	15.8%	175,000	81.2%
Total operating expenses	$1,185,057	49.6%	$1,634,379	120.2%	$(449,322)	(27.5)%

Operating income	$1,205,204	50.4%	$(274,563)	(20.2)%	$1,479,767	(539.0)%

Operating Costs

Our operating costs were $719,079 for the three months ended June 30, 2013 compared to $422,993 for the three months ended June 30, 2012, due primarily to an increase in operating costs in the U.S. as a result of having 17 wells in production in Logan County at June 30, 2013. Operating costs as a percentage of total revenues reduced to 30.1% in the 2013 period from 31.1% in 2012 period, as the percentage increase in revenues was greater than the percentage increase in operating costs as new wells came into production. Operating costs as a percentage of revenues also declined as a result of the increased percentage of U.S. oil production, to 76.6% in the 2013 period from 59.9% in the 2012 period as average production cost per barrel of oil equivalent (“Production Cost/BOE”) in the U.S. for the three months ended June 30, 2013 was $20.55 compared to the average cost in Colombia of $45.53. Our average total Production Cost/BOE for the three months ended June 30, 2013 was $25.37.

General and Administrative Expenses

General and administrative expenses were $575,507 for the three months ended June 30, 2013, a decrease of $387,684 or 40.2%, compared to $963,191 for the three months ended June 30, 2012. As a percent of total revenues, general and administrative expenses decreased to 24.1% in the 2013 period from 70.8% in the 2012 period. The decrease of $387,684 was primarily due to a decrease in stock based compensation of $465,061, and reductions in legal and professional fees, offset by increases in salaries and insurance costs. The decrease in stock based compensation expense for the three months ended June 30, 2013 related to the issuance of less shares in the current period than in the prior year period. Stock based compensation for the three months ended June 30, 2013 was $26,750, compared to $491,811 in the three months ended June 30, 2012.

Equity Tax

Current equity tax was $31,723 for the three months ended June 30, 2013 and $32,802 for the three months ended June 30, 2012. Division de Impuestos y Actuanas Nacionales (“DIAN”), the Colombian tax authorities, levies a tax based on the equity value of Cimarrona. In January 2013, we successfully concluded negotiations with DIAN with respect to the ultimate liability for the 2003 tax year. DIAN waived certain interest and penalties. We paid the agreed final liability to DIAN in January 2013 and recognized the $531,644 benefit of the amnesty in the quarter ended June 30, 2013, upon receipt of confirmation from DIAN that the liability is fully settled.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $390,393 for the three months ended June 30, 2013 and $215,393 for the three months ended June 30, 2012, an increase of $175,000 or 81.2%. Our depletion expense will continue to increase to the extent we are successful in our well production in Oklahoma.

Operating Income

Operating income was $1,205,204 for the three months ended June 30, 2013 compared to an operating loss of $274,563 for the three months ended June 30, 2012. The improvement in operating income is as a result of revenue growth of $1,030,445 and a reduction in operating expenses of $449,332, driven primarily by the reduction in stock based compensation expense and the recognition of the benefit of the amnesty for 2003 equity tax in the three months ended June 30, 2013.

Interest Expense

Interest expense was $1,138,848 for the three months ended June 30, 2013 compared to $341,159 for the three months ended June 30, 2012, an increase of $797,689. The increase in interest expense during the 2013 period was primarily due to interest expense, deferred financing fees amortization, standby fees and debt discount amortization in connection with the Note Purchase Agreement and Secured Promissory Note. In the three months ended June 30, 2013, cash interest expense amounted to $763,736. The remaining non-cash interest expense of $375,112 consisted primarily of deferred financing fees of $326,962 and debt discount amortization of $48,150.

Oil and gas derivatives

Oil and gas derivatives reflected an unrealized loss of $36,690 for the three months ended June 30, 2013 as a result of marking open financial derivative instruments to market as of June 30, 2013. There were no open financial derivative instruments as of June 30, 2012.

Provision for Income Taxes

Provision for income taxes was zero for the three months ended June 30, 2013 and 2012. Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its U.S. operations for the current period.

Net Income / (Loss)

Net income was $30,702 for the three months ended June 30, 2013 compared to net loss of $613,484 for the three months ended June 30, 2012. The $644,186 increase was as a result of the improvement in operating income, partially offset by increased interest expense and oil and gas derivatives in the current period.

Foreign Currency Translation Loss

Foreign currency translation loss was $849 for the three months ended June 30, 2013 compared to $3,835 for the three months ended June 30, 2012. The Colombian Peso to Dollar Exchange Rate averaged 1,861 and 1,785 for the three month periods ended June 30, 2013 and 2012, respectively and was 1,828 and 1,765 at June 30, 2013 and December 31, 2012.

Comprehensive Income / (Loss)

Comprehensive income was $29,853 for the three months ended June 30, 2013 compared to a comprehensive loss of $617,319 for the three months ended June 30, 2012. The $647,172 increase was as a result of the $644,186 increase from a net loss to net income in the current period compared to the prior year period, partially offset by the reduction in foreign currency translation loss in the three months ended June 30, 2013 compared to the prior year period.

Six Months ended June 30, 2013 compared to Six Months ended June 30, 2012

Our total revenues for the six months ended June 30, 2013 and 2012 comprised the following:

	2013		2012		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues
Oil sales	$3,385,085	70.3%	$1,774,549	65.4%	$1,610,536	90.8%
Pipeline sales	1,211,112	25.1%	887,660	32.7%	323,452	36.4%
Natural gas sales	220,815	4.6%	53,126	2.0%	167,689	315.6%
Total revenues	$4,817,012	100.0%	$2,715,335	100.0%	$2,101,677	77.4%

Oil Sales

Oil Sales were $3,385,085, an increase of $1,610,536, or 90.8%, for the six months ended June 30, 2013 compared to $1,774,549 for the six months ended June 30, 2012. Oil sales increased due to an increase in the number of barrels sold partially offset by a reduction in the average price per barrel. In the United States (“US”), we sold 25,149 barrels (“BBLs”) at an average price of $92.04 in the 2013 period, compared to 9,189 BBLs at an average price of $99.30 in the 2012 period. In Colombia, we sold 11,000 BBLs at an average price of $101.82 in the 2013 period compared to 8,000 BBLs at an average price of $112.71 in the 2012 period. We began well production in Logan County, Oklahoma, in the first quarter of 2012, and continue to develop wells in that area, which accounted for the majority of the increase in oil sales in the United States.

Pipeline Sales

Pipeline sales were $1,211,112, an increase of $323,452, or 36.4% for the six months ended June 30, 2013 compared to $887,660 for the six months ended June 30, 2012, primarily due to an increase in the number of barrels transported. The number of barrels transported was 6.41 million BBLS (our share was approximately 603,000) and 4.70 million BBLs (our share was approximately 442,000) in the six months ended June 30, 2013 and 2012, respectively.

Natural Gas Sales

Natural gas sales comprise revenues from the sale of natural gas and natural gas liquids. Natural gas sales were $220,815 for the six months ended June 30, 2013 compared to $53,126 for the six months ended June 30, 2012, an increase of $167,689, or 315.6%. All of our natural gas sales are from the well production in Logan County, Oklahoma.

Total revenues were $4,817,012, an increase of $2,101,677, or 77.4% for the six months ended June 30, 2013 compared to $2,715,335 for the six months ended June 30, 2012. Oil sales accounted for 70.3% and 65.4% of total revenues in the 2013 and 2012 periods, respectively.

Production

For the six months ended June 30, 2013 and 2012, our production was as follows:

	2013		2012		Increase/(Decrease)
Oil Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	25,746	73.2%	9,322	54.5%	16,424	176.2%
Colombia	9,422	26.8%	7,787	45.5%	1,635	21.0%
Total	35,168	100.0%	17,109	100.0%	18,059	105.6%

Natural Gas Production:	Mcf	% of Total	Mcf	% of Total	Mcf	%
United States	45,644	100.0%	11,932	100.0%	33,712	282.5%

Natural Gas Liquid Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	647	100.0%	-	n/a	647	n/a

Oil production, net of royalties, was 35,168 BBLs, an increase of 18,059 BBLs, or 105.6% for the six months ended June 30, 2013 compared to 17,109 BBLs for the six months ended June 30, 2012, primarily due to production increases in the U.S. U.S. production accounted for 73.2% and 54.5% of total production for the six months ended June 30, 2013 and 2012, respectively.

Natural gas production was 45,644 Mcf for the six months ended June 30, 2013, an increase of 33,712 Mcf, or 282.5% over production of 11,932 Mcf in the 2012 period. Natural gas production began in the first quarter of 2012 in our Logan County properties. We commenced production of natural gas liquids in the second quarter of 2013 at certain wells, with net production of 647 BBLs.

Operating Costs and Expenses

For the six months ended June 30, 2013 and 2012, our operating costs and expenses were as follows:

	2013		2012		Change
		Percent of		Percent of
	Amount	Sales	Amount	Sales	Amount	Percentage
Operating Expenses
Operating	$1,217,988	25.3%	$727,859	26.8%	$490,129	67.3%
General & administrative	1,441,007	29.9%	1,401,620	51.6%	39,387	2.8%
Equity tax	(466,958)	(9.7)%	65,603	2.4%	(532,561)	(811.8)%
Depreciation, depletion and accretion	719,630	14.9%	339,023	12.5%	380,607	112.3%
Total operating expenses	$2,911,667	60.4%	$2,534,105	93.3%	$377,562	14.9%

Operating income	$1,905,345	39.6%	$181,230	6.7%	$1,724,115	951.3%

Operating Costs

Our operating costs were $1,217,988 for the six months ended June 30, 2013 compared to $727,859 for the six months ended June 30, 2012, due primarily to an increase in operating costs in the U.S. as a result of having 17 wells in production in Logan County at June 30, 2013. Operating costs as a percentage of total revenues reduced to 25.3% in the 2013 period from 26.8% in 2012 period, as the percentage increase in revenues was greater than the percentage increase in operating costs as new wells came into production. Operating costs as a percentage of revenues also declined as a result of the increased percentage of U.S. oil production, to 73.2% in the 2013 period from 54.5% in the 2012 period as average Production Cost/BOE in the U.S. for the six months ended June 30, 2013 was $15.89 compared to the average cost in Colombia of $39.48. Our average total Production Cost/BOE for the six months ended June 30, 2013 was $21.01.

General and Administrative Expenses

General and administrative expenses were $1,441,007 for the six months ended June 30, 2013, an increase of $39,387 or 2.8%, compared to $1,401,620 for the six months ended June 30, 2012. As a percent of total revenues, general and administrative expenses decreased to 29.9% in the 2013 period from 51.6% in the 2012 period. The increase of $39,387 was primarily due to an increase in salaries and insurance, largely offset by a reduction in legal and professional fees and stock based compensation. The decrease in stock based compensation expense for the six months ended June 30, 2013 related to the issuance of fewer shares in the current period than in the prior year period. Stock based compensation for the six months ended June 30, 2013 was $405,500, compared to $508,311 in the six months ended June 30, 2012.

Equity Tax

Current equity tax was $64,686 for the six months ended June 30, 2013 and $65,604 for the six months ended June 30, 2012. DIAN, the Colombian tax authorities, levies a tax based on the equity value of Cimarrona. In January 2013, we successfully concluded negotiations with DIAN with respect to the ultimate liability for the 2003 tax year. DIAN waived certain interest and penalties. We paid the agreed final liability to DIAN in January 2013 and recognized the $531,644 benefit of the amnesty in the six months ended June 30, 2013, upon receipt of confirmation from DIAN that the liability is fully settled.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $719,630 for the six months ended June 30, 2013 and $339,023 for the six months ended June 30, 2012, an increase of $380,607 or 112.3%. Our depletion expense will continue to increase to the extent we are successful in our well production in Oklahoma.

Operating Income

Operating income was $1,905,345 for the six months ended June 30, 2013 compared to $181,230 for the six months ended June 30, 2012. The improvement in operating income is as a result of revenue growth of $2,101,677 which exceeded operating expense growth of $377,562.

Interest Expense

Interest expense was $1,912,602 for the three months ended June 30, 2013 compared to $341,765 for the six months ended June 30, 2012, an increase of $1,570,837. The increase in interest expense during the 2013 period was primarily due to interest expense, deferred financing fees amortization, standby fees and debt discount amortization in connection with the Note Purchase Agreement and Secured Promissory Note. In the six months ended June 30, 2013, cash interest expense amounted to $1,179,763. The remaining non-cash interest expense of $732,839 consisted primarily of deferred financing fees of $641,424 and debt discount amortization of $91,415.

Oil and gas derivatives

Oil and gas derivatives reflected an unrealized loss of $36,690 for the six months ended June 30, 2013 as a result of marking open financial derivative instruments to market as of June 30, 2013. There were no open financial derivative instruments as of June 30, 2012.

Provision for Income Taxes

Provision for income taxes was zero for the six months ended June 30, 2013 and 2012. Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its U.S. operations for the current period.

Net Loss

Net loss was $42,723 for the six months ended June 30, 2013 compared to $157,458 for the six months ended June 30, 2013. The $114,735 reduction in net loss was as a result of increased operating income, partially offset by increased interest expense.

Foreign Currency Translation Gain / (Loss)

Foreign currency translation gain was $22,714 for the six months ended June 30, 2013 compared to a foreign currency translation loss of $7,449 for the six months ended June 30, 2012. The Colombian Peso to Dollar Exchange Rate averaged 1,829 and 1,793 for the six month periods ended June 30, 2013 and 2012, respectively and was 1,928 and 1,765 at June 30, 2013 and December 31, 2012.

Comprehensive Loss

Comprehensive loss was $20,009 for the six months ended June 30, 2013 compared to comprehensive loss of $164,957 for the six months ended June 30, 2012. The $144,948 improvement was as a result of the $114,735 reduction in net loss in the current period compared to the prior year period and the foreign currency translation gain in the current period compared to a loss in the prior year period.

Liquidity and Capital Resources

Net cash used by operating activities totaled $502,191 for the six months ended June 30, 2013, compared to net cash provided of $1,470,147 for the six months ended June 30, 2012. The major components of net cash used by operating activities for the six months ended June 30, 2013 included non-cash activities which consisted of shares issued for services of $405,500, provision for depreciation, depletion and accretion of $714,899, amortization of deferred financing costs of $641,424 and amortization of debt discount of $91,415. Other components included the $132,154 increase in accounts payable due primarily to our Oklahoma operations related to well production and partially offset by a decrease of $906,020 in accrued expenses and an increase in accounts receivable of $1,612,442. Net cash provided by operating activities for the six months ended June 30, 2012 totaled $1,470,147. The major components of the net cash provided by operating activities in 2012 were warrants issued for services of $448,111, provision for depreciation, depletion and accretion of $340,525, an increase in accounts payable of $964,331 and an increase in accrued expenses of $386,078, partially offset by an increase in accounts receivable of $807,999.

Net cash used in investing activities totaled $10,049,782 for the six months ended June 30, 2013 and consisted primarily of investments in oil and gas wells of $9,957,828. Net cash used investing activities in 2012 totaled $4,521,427 and consisted primarily of $7,289,333 investment in oil and gas properties, partially offset by $2,776,906 net proceeds from assignment of leases.

Net cash provided by financing activities totaled $10,178,873 for the six months ended June 30, 2013 and consisted of $10,000,000 proceeds from the Note Purchase Agreement and $367,520 proceeds from a Colombian term loan, partially offset by $92,147 in principal payments on the term loan and payment of additional deferred financing fees of $100,000, Net cash provided by financing activities amounted to $2,276,504 in the six months ended June 30, 2012, consisting of $2,500,000 proceeds from the Secured Promissory Note, partially offset by payment of deferred financing fees of $223,496.

Our capital expenditures are directly related to drilling operations and the completion of successful wells. Our level of expenditures in the U.S. is dependent upon successful operations and availability of financing.

Effect of Changes in Prices

Changes in prices during the past few years have been a significant factor in the oil and gas (“O&G”) industry. The price received for the oil produced by us fluctuated significantly during the last year. Changes in the price received for our O&G is set by market forces beyond our control as well as governmental intervention. The volatility and uncertainty in O&G prices have made it more difficult for a company like us to increase our O&G asset base and become a significant participant in the O&G industry. We currently sell all of our O&G production to Hocol in Colombia and Slawson, Devon, Stephens and Sundance in the U.S. However, in the event these customers discontinued O&G purchases, we believe we can replace these customers with other customers who would purchase the oil at terms standard in the industry. We are subject to changes in the price of oil and exchange rates of the Colombian Peso, which are out of our control. In our Logan county properties, we sold oil and gas at prices ranging from $90.28 to $94.27 per barrel and $3.81 to $6.61 per Mcf in the six months ended June 30, 2013 and at prices ranging from $82.87 to $106.49 per barrel and $3.64 to $5.82 per Mcf in the six months ended June 30, 2012. In our Cimarrona property in Colombia, we sold oil at prices ranging from $94.73 to $112.13 per barrel during the six months ended June 30, 2013 compared to $99.80 to $119.00 during the six months ended June 30, 2012. We began to sell natural gas liquids in the second quarter of 2013, at prices ranging from $25.91 to $28.87 per barrel. The Colombian Peso to Dollar Exchange Rate averaged approximately 1,829 and 1,793 during the six months ended June 30, 2013 and 2012, respectively. The Colombian Peso to Dollar Exchange Rate was 1,928 and 1,795 at June 30, 2013 and 2012, respectively.

We have exposure to changes in interest rates as our largest debt facility is tied to the London inter-bank overnight rate (“Libor”).

Oil and Gas Properties

We follow the “successful efforts” method of accounting for our O&G exploration and development activities, as set forth in FASB ASC Topic 932 (“ASC 932”). Under this method, we initially capitalize expenditures for O&G property acquisitions until they are either determined to be successful (capable of commercial production) or unsuccessful. The carrying value of all undeveloped O&G properties is evaluated periodically and reduced if such carrying value appears to have been impaired. Leasehold costs relating to successful O&G properties remain capitalized while leasehold costs which have been proven unsuccessful are charged to operations in the period the leasehold costs are proven unsuccessful. Costs of carrying and retaining unproved properties are expensed as incurred. The costs of drilling and equipping development wells are capitalized, whether the wells are successful or unsuccessful. The costs of drilling and equipping exploratory wells are capitalized until they are determined to be either successful or unsuccessful. If the wells are successful, the costs of the wells remain capitalized. If, however, the wells are unsuccessful, the capitalized costs of drilling the wells, net of any salvage value, are expensed in the period the wells are determined to be unsuccessful. We did not record any impairment charges during the six months ended June 30, 2013 or 2012. The provision for depreciation and depletion of O&G properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of O&G properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of O&G produced during the period by the total estimated units of proved O&G reserves. This calculation is done on a field-by-field basis. As of June 30, 2013 and 2012 our oil production operations were conducted in Colombia and in the U.S. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of O&G properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined. In accordance with FASB ASC Topic 410 (“ASC 410”), “Accounting for Asset Retirement Obligations,” we record a liability for any legal retirement obligations on our O&G properties. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with State laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.

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

Off-Balance Sheet Arrangements

Our Company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us, except as disclosed in our financial statements, under which we have:

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

Item 4. Controls and Procedures

The Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial offer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting (“ICFR”) as of June 30, 2013, utilizing a top-down, risk-based approach described in SEC Release No. 34-55929 as suitable for smaller public companies. Based on this assessment, management determined that the Company’s ICFR as of June 30, 2013 is not effective, and that, as of June 30, 2013, there were material weaknesses in our ICFR. The material weaknesses identified during management’s assessment was the lack of independent oversight by an audit committee of independent members of the Board of Directors. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Given the difficulty of finding qualified individuals who are willing to serve as independent directors, there has been no change in the audit committee. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC.

Except as indicated herein, there were no changes in the Company’s ICFR during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

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

On April 11, 2013 warrants to purchase 350,000 shares of common stock were exercised.

On June 7, 2013 we issued a total of 10,000 shares of common stock to two consultants for services rendered.

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

Exhibit No.	Description
3.1	Articles of Incorporation of Osage Exploration and Development, Inc. (1)

3.2	Bylaws of Osage Exploration and Development, Inc. (2)

10.26	Second Amendment to Note Purchase Agreement dated August 12, 2013*

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Kim Bradford, President and Chief Executive Officer (Principal Executive Officer)*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Norman Dowling, Chief Financial Officer (Principal Financial Officer)*

32.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Kim Bradford, President and Chief Executive Officer (Principal Executive Officer)*

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Norman Dowling, Chief Financial Officer (Principal Financial Officer)*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*

(1)	Incorporated herein by reference to Exhibit 3.1 to the Osage Exploration and Development, Inc. Form 10-SB Amendment No. 1 filed August 27, 2007
(2)	Incorporated herein by reference to Exhibit 3.2 to the Osage Exploration and Development, Inc. Form 10-SB Amendment No. 1 filed August 27, 2007

(*)	Filed with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

OSAGE EXPLORATION AND DEVELOPMENT, INC. (Registrant)

Date: August 14, 2013	By:	/s/ Kim Bradford
Kim Bradford
President and Chief Executive Officer

Date: August 14, 2013	By:	/s/ Norman Dowling
Norman Dowling
Principal Financial Officer

