Form 10-Q
period 2013-09-30
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2013-11-12
CIK 1405686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes [  ]          No [X]

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of November 7, 2013 was 49,854,675.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
	Consolidated Balance Sheets; September 30, 2013 (unaudited) and December 31, 2012	F-1
	Consolidated Statements of Operations and Other Comprehensive Income (Loss); Three and Nine Months ended September 30, 2013 (unaudited) and 2012 (unaudited)	F-2
	Consolidated Statements of Cash Flows; Nine Months ended September 30, 2013 (unaudited) and 2012 (unaudited)	F-3
	Notes to Consolidated Financial Statements	F-4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12
Item 4.	Controls and Procedures	13

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	13
Item 1.A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3	Default upon Senior Securities	14
Item 4	Mine Safety Disclosures	14
Item 5	Other Information	14
Item 6	Exhibits	14
Signatures		15

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OSAGE EXPLORATION AND DEVELOPMENT, INC.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2013 (unaudited) and December 31, 2012

	2013	2012
ASSETS

Current assets:
Cash and equivalents	$545,756	$486,205
Accounts receivable	3,409,675	371,544
Short term assets held for sale	409,827	114,568
Prepaid expenses	152,465	83,090
Deferred financing costs	2,068,586	2,924,472
Total current assets	6,586,309	3,979,879

Property and equipment, at cost:
Oil and gas properties and equipment (successful efforts method)	26,728,101	9,503,172
Other property & equipment	85,746	85,746
	26,813,847	9,588,918
Less: accumulated depletion, depreciation and amortization	(1,701,612)	(289,490)
	25,112,235	9,299,428

Restricted cash	325,620	157,467
Long term assets held for sale	1,358,262	1,289,273
Note receivable	-	6,000

Total assets	$33,382,426	$14,732,047

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,997,192	$218,190
Income taxes payable	56,469	58,093
Accrued expenses	90,959	22,152
Commodity derivative liability	370,398	-
Short term liabilities held for sale	190,944	1,325,287
Notes payable, net of $126,159 and $0 debt discount as of September 30, 2013 and December 31, 2012, respectively	17,373,841	3,000,000
Total current liabilities	25,079,803	4,623,722

Notes payable, net of $0 an $271,060 debt discount as of September 30, 2013 and December 31, 2012, respectively	-	2,228,940
Commodity derivative liability	136,726	-
Long term liabilities held for sale	75,345	-
Liability for asset retirement obligations	4,821	19

Total liabilities	25,296,695	6,852,681

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value, 190,000,000 shares authorized; 49,854,675 and 49,094,675 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	4,984	4,909
Additional paid-in capital	16,794,977	16,371,305
Stock purchase notes receivable	(95,000)	(95,000)
Accumulated deficit	(8,316,321)	(8,074,786)
Accumulated other comprehensive loss - currency translation loss	(302,909)	(327,062)
Total stockholders’ equity	8,085,731	7,879,366

Total liabilities and stockholders’ equity	$33,382,426	$14,732,047

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months Ended September 30, 2013 and September 30, 2012 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues
Oil revenues	$2,916,342	$1,262,050	$6,301,428	$3,036,599
Pipeline revenues	617,145	508,505	1,828,256	1,396,165
Natural gas revenues	128,134	84,572	348,948	137,698
Total operating revenues	3,661,621	1,855,127	8,478,632	4,570,462

Operating costs and expenses
Operating costs	776,184	407,073	1,994,171	1,134,932
General and administrative expenses	555,648	447,649	1,996,655	1,849,269
Equity tax	30,970	32,878	(435,988)	98,481
Depreciation, depletion and accretion	748,061	226,682	1,467,691	565,705

Total operating costs and expenses	2,110,863	1,114,282	5,022,529	3,648,387

Operating income (loss)	1,550,758	740,845	3,456,103	922,075

Other income (expenses):
Interest income	240	538	1,464	3,615
Interest expense	(1,149,978)	(490,407)	(3,062,580)	(832,172)
Oil and gas derivatives	(599,832)	-	(636,522)	-
Income (loss) before income taxes	(198,812)	250,976	(241,535)	93,518

Loss from continuing operations before income taxes	(789,130)	(530,490)	(2,738,076)	(1,917,626)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(789,130)	(530,490)	(2,738,076)	(1,917,626)

Discontinued operations:
Income from operations of discontinued operations net of income taxes	590,318	781,466	2,496,541	2,011,144

Net income (loss)	(198,812)	250,976	(241,535)	93,518

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,439	(2,515)	24,153	(10,014)

Comprehensive income (loss)	$(197,373)	$248,461	$(217,382)	$83,504

Basic income (loss) per share
Continuing operations	$(0.02)	$(0.01)	$(0.06)	$(0.04)
Discontinued operations	$0.01	$0.02	$0.05	$0.04

Diluted income (loss) per share
Continuing operations	$(0.02)	$(0.01)	$(0.06)	$(0.04)
Dicontinued operations	$0.01	$0.02	$0.05	$0.04

Weighted average number of common share and common share equivalents used to compute basic income (loss) per share	49,854,675	48,473,036	49,714,934	48,250,030

Weighted average number of common share and common share equivalents used to compute diluted income (loss) per share	49,854,675	50,540,982	49,714,934	49,451,852

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2013 and 2012 (unaudited)

	2013	2012
Cash flows from operating activities:
Net (loss)	$(241,535)	$93,518
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Shares issued for services	420,250	74,000
Warrants issued for services	-	448,111
Amortization of deferred financing costs	955,886	460,509
Amortization of debt discount	144,901	70,955
Write off of expired mineral rights leases	15,283	-
Accretion of asset retirement obligation	4,734	2,431
Provision for depletion and depreciation amortization and valuation allowance	1,458,223	565,705
Unrealised (gain) loss on oil and gas derivatives	507,124	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(3,297,666)	(156,676)
Increase in prepaid expenses	(100,364)	(105,553)
(Decrease) in income tax payable	(1,624)	(800)
Increase in accounts payable and accrued expenses	5,538,274	337,434
Net cash provided by operating activities	5,403,486	1,789,634

Cash flows from investing activities:
Investments in oil & gas properties	(17,374,532)	(9,954,470)
Net proceeds from assignment of leases	14,568	4,274,532
(Increase) in restricted cash	(168,153)	(69,697)
Proceeds from notes receivable	6,000	1,500
Net cash (used) by investing activities	(17,522,117)	(5,748,135)

Cash flows from financing activities:
Proceeds from secured promissory notes	12,000,000	3,500,000
Proceeds from term loan	367,520	-
Principal payments on term loan	(118,205)	-
Proceeds from exercise of warrants	3,500	2,000
Payment of deferred financing costs	(100,000)	(270,692)
Net cash provided by financing activities	12,152,815	3,231,308

Effect of exchange rate on cash and equivalents	25,367	(65,898)

Net increase (decrease) in cash and equivalents	59,551	(793,091)

Cash and equivalents - beginning of period	486,205	1,904,023

Cash and equivalents - end of period	$545,756	$1,110,932

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payment for interest	$1,961,793	$298,277
Cash payment for income taxes	$1,624	800

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Warrants issued as deferred financing fees in connection with Note Purchase Agreement	$-	$2,897,642
Shares issued as debt discount in connection with Secured Promissory Note	$-	$385,656
Minimum obligation for deferred financing fees accrued in connection with Note Purchase Agreement	$-	$100,000
Common stock issued as prepayment for services	$-	$41,400
Increase in asset retirement obligation	$68	$11,891

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012 (unaudited)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next 12 months and beyond. These steps include (a) participating in drilling of wells in Logan County, Oklahoma within the next 12 months, (b) controlling overhead and expenses, (c) selling our Colombian operations owned by our wholly owned subsidiary, Cimarrona, LLC and (d) raising additional equity and/or debt.

On April 17, 2012, we issued a secured promissory note to Boothbay Royalty Co. for gross proceeds of $2,500,000. On April 27, 2012, we entered into a $10,000,000 senior secured note purchase agreement with Apollo Investment Corporation and on April 5, 2013 we amended this agreement, increasing the facility to $20,000,000. As of September 30, 2013, as a result of production delays outside of the Company’s control, the Company was not in compliance with certain covenants including the minimum production covenant under the senior secured note purchase agreement. (see Note 5 - Debt).

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management used significant estimates in determining the carrying value of its oil and gas producing assets and the associated depreciation and depletion expense relates to sales volumes. The significant estimates include the use of proved oil and gas reserve estimates and the related present value of estimated future net revenues there from.

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

Deferred financing costs at September 30, 2013 were $2,068,586. Amortization of deferred financing costs was $314,462 and $955,886 for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2012, amortization of deferred financing costs was $272,607 and $460,509, respectively.

Restricted Cash

In connection with the Boothbay Secured Promissory Note (see Note 5) the Company is required to deposit certain royalty interests of Boothbay’s into joint accounts held by the Company for the benefit of Boothbay as collateral. These royalty interests at September 30, 2013 were $267,385, compared to $102,467 at December 31, 2012. The Company has also pledged $55,000 for certain bonds and sureties.

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

The following table shows the computation of basic and diluted net income (loss) per share for the three months and nine months ended September 30, 2013 and 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2103	2012

Net loss allocable to continuing operations	$(789,130)	$(530,490)	$(2,738,076)	$(1,917,626)
Net income allocable to discontinued operations	$590,318	$7 81,466	$2,496,541	$2,011,144

Basic net income (loss) per share
Continuing operations	$(0.02)	$(0.01)	$(0.06)	$(0.04)
Dicontinued operations	$0.01	$0.02	$0.05	$0.04

Diluted net income (loss) per share
Continuing operations	$(0.02)	$(0.01)	$(0.06)	$(0.04)
Dicontinued operations	$0.01	$0.02	$0.05	$0.04

Basic weighted average shares outstanding	49,854,675	48,473,036	49,714,934	48,250,030
Add: Dilutive effect of warrants for common stock	-	2,067,946	-	1,201,822
Diluted weighted average shares outstanding	49,854,675	50,540,982	49,714,934	49,451,852

Potential common shares consisted of 1,696,843 and 3,071,843 warrants to purchase common stock at September 30, 2013 and 2012, respectively. 1,696,843 warrants to purchase common stock were excluded from the computations for the three and nine months ended September 30, 2013 and 1,125,000 warrants to purchase common stock were exclude from the computations for the three and nine months ended September 30, 2012, as their effect would have been anti-dilutive.

Fair Value of Financial Instruments

As of September 30, 2013 and December 31, 2012, the fair value of cash, accounts receivable and accounts payable approximate carrying values because of the short-term maturity of these instruments.

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

The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.
•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•	Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging.”

As of September 30, 2013 the Company identified certain derivative financial instruments which required disclosure at fair value on the balance sheet.

The following table presents information for those assets and liabilities requiring disclosure at fair value as of September 30, 2013:

		Total	Fair Value Measurements Using:
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
September 30, 2013 assets (liabilities):
Commodity derivative liability	(507,124)	(507,124)	-	(507,124)	-

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

3. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following:

	September 30, 2013	December 31, 2012
Properties subject to amortization	$25,147,014	$8,140,918
Properties not subject to amortization	1,581,000	1,362,235
Capitalized asset retirement costs	87	19
Accumulated depreciation and depletion	(1,661,278)	(310,097)
Oil & gas properties, net	$25,066,823	$9,193,075

On April 21, 2011, the Company entered into a participation agreement (“Participation Agreement”) with Slawson Exploration Company (“Slawson”) and U.S. Energy Development Corporation (“USE,” Slawson and USE, together, the “Parties”). Pursuant to the terms of the Participation Agreement, Slawson and USE acquired 45% and 30% respectively, of our 10,000 acre Nemaha Ridge prospect in Logan County, Oklahoma for $4,875,000. In addition, the Parties carried Osage for 7.5% of the cost of the first three horizontal Mississippian wells, which means that for the first three horizontal Mississippian wells, the Company provided up to 17.5% of the total well costs. After the first three wells, the Company is responsible for up to 25% of the total well costs. Revenue from wells drilled pursuant to the Participation Agreement, after royalty payments, is allocated 45% to Slawson, 30% to USE and 25% to Osage. Slawson will be the operator of all wells in the Nemaha Ridge prospect in sections where the Parties’ acreage controls the section. In sections where the Parties’ acreage does not control the section, we may elect to participate in wells operated by others. The Company continues to acquire additional acreage in the Nemaha Ridge prospect and will offer the additional acreage to the Parties, at its cost, subject to their acceptance. At September 30, 2013, the Company had 8,271 net acres (48,368 gross) leased in Logan County. In December 2011, the Company began drilling its first well in Logan County and at September 30, 2013 the Company had participated, or was participating, in drilling 36 wells, 29 of which had achieved production and revenues by September 30, 2013. As of September 30, 2013, the Company had also completed four salt water disposal wells.

In addition to accumulating leases in Logan County, in 2011, the Company began to acquire leases in Pawnee County, Oklahoma, targeting the Mississippian formation. In July 2011, the Company purchased from B&W Exploration, Inc. (“B&W”) the Pawnee County prospect for $8,500. In addition, B&W is also entitled to an overriding royalty interest on the leases acquired and a 12.5% carry on the first $200,000 of lease bonus paid in the form of an assignment of 12.5% of the leases acquired. As of September 30, 2013, the Company had 4,190 net acres (5,085 gross) leased in Pawnee County. As of September 30, 2013, none of these leases have been assigned to B&W.

In 2011, the Company began to acquire leases in Coal County, Oklahoma, targeting the Oily Woodford Shale formation. At September 30, 2013, we had 4,253 net (9,509 gross) acres leased in Coal County.

In 2013, the partners in the Participation Agreement began to acquire leases in southern Garfield County, Oklahoma, just north of the Nemaha Ridge prospect in Logan County. At September 30, 2013, we had 465 net (2,240 gross) acres leased in Garfield County.

At September 30, 2013, the Company had leased an aggregate of 17,179 net (65,202 gross) acres across four counties in Oklahoma.

4. SEGMENT AND GEOGRAPHICAL INFORMATION

At September 30, 2013, the Company operated in two segments and had activities in two geographical regions. The Oil / Gas segment engaged primarily in the acquisition, development, production and sale of oil, gas and natural gas liquids. The Pipeline segment engaged primarily in the transport of oil. The following tables set forth revenues, income and assets by segment for the periods presented:

Three Months Ended September 30, 2013

	Oil/Gas	Pipeline	Corporate	Consolidated
Income Statement Data:
Operating revenues	$3,044,476	$617,145	$-	$3,661,621
Total revenues	3,044,476	617,145	-	3,661,621
Operating expenses	527,205	248,979	-	776,184
Depreciation, depletion & accretion	741,719	3,398	2,944	748,061
General and administrative expenses	134,920	27,350	393,378	555,648
Equity tax	-	-	30,970	30,970
Operating income	$1,640,632	$337,418	$(427,292)	$1,550,758
Interest expense	-	-	(1,149,978)	(1,149,978)
Interest income	-	-	240	240
Oil and gas derivatives	-	-	(599,832)	(599,832)

Income (loss) from operations before income taxes	$1,640,632	$337,418	$(2,176,862)	$(198,812)

Balance Sheet Data:
Total assets	$25,635,275	$783,067	$6,964,084	$33,382,426

3 Months ended September 30, 2012

	Oil/Gas	Pipeline	Corporate	Consolidated
Income Statement Data:
Operating revenues	$1,346,622	$508,505	$-	$1,855,127
Total revenues	1,346,622	508,505	-	1,855,127
Operating expenses	247,826	159,247	-	407,073
Depreciation, depletion & accretion	198,890	24,520	3,273	226,682
General and administrative expenses	94,478	35,676	317,495	447,649
Equity tax			32,878	32,878
Operating income	$805,428	$289,062	$(353,645)	$740,845
Interest expense	-	-	(490,407)	(490,407)
Interest income	-	-	538	538

Income from operations before income taxes	$805,428	$289,062	$(843,514)	$250,976

Balance Sheet Data:
Total assets	$8,574,043	$504,104	$4,119,375	$13,197,522

Nine Months Ended September 30, 2013

	Oil/Gas	Pipeline	Corporate	Consolidated
Income Statement Data:
Operating revenues	$6,650,376	$1,828,256	$-	$8,478,632
Total revenues	6,650,376	1,828,256	-	8,478,632
Operating expenses	1,241,249	755,406	-	1,996,655
Depreciation, depletion & accretion	1,442,991	15,126	9,574	1,467,691
General and administrative expenses	370,360	101,816	1,521,995	1,994,171
Equity tax	-	-	(435,988)	(435,988)
Operating income	$3,595,776	$955,908	$(1,095,581)	$3,456,103
Interest expense	-	-	(3,062,580)	(3,062,580)
Interest income	-	-	1,464	1,464
Oil and gas derivatives	-	-	(636,522)	(636,522)

Income (loss) from operations before income taxes	$3,595,776	$955,908	$(4,793,219)	$(241,535)

Balance Sheet Data:
Total assets	$25,635,275	$783,067	$6,964,084	$33,382,426

9 Months ended September 30, 2012

	Oil/Gas	Pipeline	Corporate	Consolidated
Income Statement Data:
Operating revenues	$3,174,297	$1,396,165	$-	$4,570,462
Total revenues	3,174,297	1,396,165	-	4,570,462
Operating expenses	695,119	439,813	-	1,134,932
Depreciation, depletion & accretion	493,801	61,865	10,039	565,705
General and administrative expenses	276,523	121,624	1,451,122	1,849,269
Equity tax			98,481	98,481
Operating income	$1,708,854	$772,863	$(1,559,642)	$922,075
Interest expense	-	-	(832,172)	(832,172)
Interest income	-	-	3,615	3,615

Income from operations before income taxes	$1,708,854	$772,863	$(2,388,199)	$93,518

Balance Sheet Data:
Total assets	$8,574,043	$504,104	$4,119,375	$13,197,522

The following table sets forth revenues and assets by geographic location for the periods presented:

	Revenues for the		Revenues for the
	Three Months ended September 3 0, 2013		Three Months ended September 30, 2012
	Amount	% of Total	Amount	% of Total
Colombia	$999,325	27.3%	$1,090,636	58.8%
United States	2,662,296	72.7%	764,491	41.2%
Total	$3,661,621	100.0%	$1,855,127	100.0%

	Revenues for the		Revenues for the
	Nine Months ended September 30, 2013		Nine Months ended September 30, 2012
	Amount	% of Total	Amount	% of Total
Colombia	$3,286,872	38.8%	$2,848,429	62.3%
United States	5,191,760	61.2%	1,722,033	37.7%
Total	$8,478,632	100.0%	$4,570,462	100.0%

	Long Lived Assets at		Long Lived Assets at
	September 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Colombia	$2,977,036	10.0%	$2,975,601	23.7%
United States	26,813,847	90.0%	9,593,297	76.3%
Total	$29,790,883	100.0%	$12,568,898	100.0%

Subsequent to September 30, 2013, the Company has disposed of its Colombian operations, consisting of the entire Pipeline segment and those operations of its Oil / Gas segment located in Colombia. From October 1, 2013, the Company will operate in only one segment. Certain assets presented in the tables above have been classified as held for sale in the financial statements as of September 30, 2013. See Note 11 - Discontinued Operations and Note 12 - Subsequent Events.

5. DEBT

2013 Activity

Helm Bank, Colombia – Unsecured Term Loan

In January 2013, the Company entered into a two year unsecured term loan facility with Helm Bank, Colombia in the amount of $367,521 in order to avail of an amnesty program for certain 2003 Colombian equity taxes, as more fully discussed in Note 7. The principal is payable in 24 equal installments and the interest rate is variable. As of September 30, 2013 there was $249,315 outstanding under this term loan. The Company recognized $5,030 and $21,486 of interest expense related to this term loan in the three and nine months ended September 30, 2013, respectively.

2012 Activity

Apollo - Note Purchase Agreement

On April 27, 2012, we entered into a $10,000,000 senior secured note purchase agreement (“Note Purchase Agreement” or “Notes”) with Apollo Investment Corporation (“Apollo”). The Notes, which mature on April 27, 2015, are secured by substantially all of the assets of the Company, including a mortgage on all our Oklahoma leases. The Notes bear interest of Libor plus 15.0% with a Libor floor of 2.0%, with interest payable monthly. In addition, Apollo received a warrant to purchase 1,496,843 shares of common stock, exercisable at $0.01 per share, with a Black-Scholes value of $2,483,952 and an expiration date of April 27, 2017. Variables used in the valuation include (1) discount rate of 0.82%, (2) expected life of 5 years, (3) expected volatility of 245.0% and (4) zero expected dividends. The minimum draw amount on the Note Purchase Agreement is $1,000,000. At closing, we did not draw down any funds. In the three months ended September 30, 2013, we drew down $2,000,000 and, as of September 30, 2013, the amount outstanding under the Note Purchase Agreement was $15,000,000.

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

On August 12, 2013, the Company and Apollo amended the Note Purchase Agreement. The amendment required that the Company, within 75 days of the effective date as defined in the amendment, complete either (1) a sale of certain assets, or (2) the issuance of capital stock in a transaction that resulted in aggregate net proceeds as defined in the amendment. In the event that the Company did not complete either one of the aforementioned transactions, the Company would have been required under the terms of the amendment to issue to Apollo additional warrants equivalent to three percent of the Company’s common stock, on a fully-diluted basis. On October 7, 2013 the Company completed the sale of its membership interests in Cimarrona LLC as more fully discussed in Note 12. This sale satisfied the requirements of the amendment and the Company is thus not obligated to issue additional Warrants to Apollo.

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

As of September 30, 2013, as a result of production delays outside of the Company’s control, the Company was not in compliance with certain covenants including the minimum production covenant of 35 MBbls. The Company believes Apollo will provide a waiver of these covenants as of that date. The Company has classified amounts outstanding under the Note Purchase Agreement as short term in the accompanying consolidated financial statements.

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

In connection with the Note Purchase Agreement and the Secured Promissory Note, the Company recognized $1,144,948 of interest expense, of which $367,948 was non-cash interest expense and $777,000 was cash interest expense, for the three months ended September 30, 2013. For the nine months ended September 30, 2013, the Company recognized $3,041,093 of interest expense related to these facilities, of which $1,100,787 was non-cash interest expense and $1,940,306 was cash interest expense. The Company recognized $489,485 and $829,741 of interest expense, of which $181,000 and $298,277 was cash interest expense, for the three and nine months ended September 30, 2012, respectively. Non-cash interest expense related to the Note Purchase Agreement and the Secured Promissory Note represented $308,486 and $531,464 for the three and nine months ended September 30, 2012, respectively.

6. DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into certain derivative financial instruments with respect to a portion of its oil and gas production in the three months ended September 30, 2013. Prior thereto, the Company had not entered into any derivative financial instruments. These instruments are used to manage the inherent uncertainty of future revenues due to commodity price volatility and currently include only costless price collars. The Company does not intend to hold or issue derivative financial instruments for speculative trading purposes and has elected not to designate any of its derivative instruments for hedge accounting treatment. As of September 30, 2013, the Company did not hold any collateral from its counterparties.

As of September 30, 2013, the Company had the following open oil derivative positions. These oil derivatives settle against the average of the daily settlement prices for the WTI first traded contract month on the New York Mercantile Exchange (“NYMEX”) for each successive day of the calculation period.

	Price Collars
	Monthly	Weighted Average	Weighted Average
	Volume	Floor Price	Ceiling Price
Period	(BBLs/m)	($/BBL)	($/BBL)
Q4, 2013	6,000	$90.00	$98.35
Q1 - Q4, 2014	6,000	$85.00	$95.00
Q1 - Q2, 2015	6,000	$80.00	$93.50

As of September 30, 2013, the Company had the following open natural gas derivative positions. These natural gas derivatives settle against the NYMEX Penultimate for the calculation period.

	Price Collars
Period	Monthly Volume (Btu/m)	Weighted Average Floor Price ($/Btu)	Weighted Average Ceiling Price ($/Btu)
Q4, 2013	10,000	$3.75	$4.40
Q1 - Q4, 2014	10,000	$3.75	$4.40
Q1 - Q2, 2015	10,000	$3.75	$4.40

Cash settlements and unrealized gains and losses on fair value changes associated with the Company’s commodity derivatives are presented in the “Oil and gas derivatives’ caption in the accompanying consolidated statements of earnings.

The following table sets forth the cash settlements and unrealized gains and losses on fair value changes for commodity derivatives for the three months ended September 30, 2013.

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Cash settlements to (by) Company	$(129,398)	$(129,398)
Unrealized gains (losses) on commodity derivatives	(470,434)	(507,124)

Loss on oil and gas derivatives	$(599,832)	$(636,522)

7. COMMITMENTS AND CONTINGENCIES

Environment

Osage, as owner and operator of oil and gas properties, is subject to various Federal, State, and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the owner of real property and the lessee under oil and gas leases for the cost of pollution clean-up resulting from operations, subject the owner/lessee to liability for pollution damages and impose restrictions on the injection of liquids into subsurface strata. Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasing stringent regulations could require the Company to make additional unforeseen environmental expenditures. The Company maintains insurance coverage it believes is customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of September 30, 2013, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s property.

Land Rentals and Operating Leases

In February 2011, the Company entered into a 36 month lease for its corporate offices in San Diego. The lease, including parking, was initially for $3,488 per month for the first year, increasing to $3,599 and $3,715 in the second and third years, respectively. In addition, the Company is responsible for all operating expenses and utilities. The lease required the Company to increase its security deposit from $3,381 to $10,000, with $3,299 and $3,415 of the security deposit to be applied to months 13 and 25, respectively, of the lease. In February 2012, the Company entered into a 24 month lease for a vehicle to be utilized by its operations in Oklahoma. Lease payments are $680 per month. Apart from the San Diego office and Oklahoma vehicle lease, the Company’s Oklahoma office and all leased equipment are under month-to-month operating leases. Rental expense totaled $14,595 and $14,344 for the three months ended September 30, 2013 and 2012, respectively, and $43,553 and $42,727 for the nine month ended September 30, 2013 and 2012, respectively.

Future minimum commitments under operating leases are as follows as of September 30, 2013:

Year	Amount
2013 (October 1 - December 31)	$11,373
2014	8,190
$19,563

Legal Proceedings

The Company is not party to any litigation arisen in the normal course of its business and that of its subsidiaries.

Division de Impuestos y Actuanas Nacionales (“DIAN”), the Colombian tax authorities, levies a tax based on the equity value of Cimarrona. In 2010, the Company was notified by DIAN that it owed $883,742 in equity taxes relating to the 2001 and 2003 equity tax years. To compute the value the equity tax is assessed upon, Cimarrona subtracted the cost of its non-producing wells in 2001 and 2003. However, DIAN’s position is that as long as the field is productive, Cimarrona should not have subtracted the cost of the non-producing wells. In May 2011, we settled in full the 2001 equity liability with DIAN. In January 2012, we were informed by DIAN that we had lost our appeal on the 2003 tax issue and we increased the amount attributable to the 2003 tax year by $322,288 as of December 31, 2011 to correspond to the amount DIAN indicated we owed for the 2003 tax year. In January 2013, we successfully concluded negotiations with DIAN with respect to the ultimate liability for the 2003 tax year. DIAN waived certain interest and penalties. We paid the agreed final liability to DIAN in January 2013, and financed the payment with an unsecured Colombian term loan facility in the amount of $367,521. We recognized the $531,644 benefit of the amnesty in the quarter ended June 30, 2013, upon receipt of official confirmation that the liability is fully settled. The Company recognized $30,970 and $32,878 in current equity tax for the three months ended September 30, 2013 and 2012, respectively, and $95,657 and $98,481 for the nine months ended September 30, 2013 and 2012, respectively

8. MAJOR CUSTOMERS

During the three and nine months ended September 30, 2013 and 2012, the Company had the following customers who accounted for all of its sales:

	Three Months ended		Three Months ended
	September 30, 2013		September 30, 2012
	Amount	% of Total	Amount	% of Total
Slawson	$2,450,813	66.9%	$751,473	40.5%
Pacific	617,145	16.9%	582,130	31.4%
HOCOL	382,180	10.4%	508,506	27.4%
Stephens	173,327	4.7%	-	0.0%
Devon	32,429	0.9%	-	0.0%
Sundance	5,727	0.2%	-	0.0%
Coffeyville	-	0.0%	13,018	0.7%
Total	$3,661,621	100.0%	$1,855,127	100.0%

	Nine Months ended		Nine Months ended
	September 30, 2013		September 30, 2012
	Amount	% of Total	Amount	% of Total
Slawson	$4,369,097	51.5%	$1,663,402	36.4%
Pacific	1,828,256	21.6%	1,452,264	31.8%
HOCOL	1,458,616	17.2%	1,396,165	30.5%
Stephens	490,457	5.8%	-	0.0%
Devon	312,867	3.7%	-	0.0%
Sundance	19,339	0.2%	-	0.0%
Coffeyville	-	0.0%	58,631	1.3%
Total	$8,478,632	100.0%	$4,570,462	100.0%

9. LIABILITY FOR ASSET RETIREMENT OBLIGATIONS

The Company recognizes a liability at discounted fair value for the future retirement of tangible long-lived assets and associated assets retirement cost associated with the petroleum and natural gas properties. The fair value of the liability is capitalized as part of the cost of the related asset and amortized to expense over its useful life. The liability accretes until the date of expected settlement of the retirement obligations. The related accretion expense is recognized in the statement of operations. The provision will be revised for the effect of any changes to timing related to cash flow or undiscounted abandonment costs. Actual expenditures incurred for the purpose of site reclamation are charged to the asset retirement obligations (“AROs”) to the extent that the liability exists on the balance sheet. Differences between the actual costs incurred and the fair value of the liability recorded are recognized in income in the period the actual costs are incurred. There are no legally restricted assets for the settlement of AROs. No income tax is applicable to the ARO as of September 30, 2013 and December 31, 2012, because the Company records a valuation allowance on deductible temporary differences due to the uncertainty of its realization.

A reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2013 is as follows:

	Nine Months Ended September 30, 2013
	Colombia	United States	Combined
Beginning balance	$-	$19	$19
Incurred during the period	-	-	-
Reversed during the period	-	-	-
Additions for new wells	-	68	68
Accretion expense	-	4,734	4,734
Ending balance	$-	$4,821	$4,821

10. EQUITY

Common Stock

During the three months ended June 30, 2013, we issued a total of 10,000 shares which vest immediately to two consultants for services rendered with a fair value of $12,000, or $1.20 per share. Additionally, warrants to purchase 350,000 shares were exercised for $3,500.

During the three months ended March 31, 2013 we issued 400,000 shares which vested immediately to two employees with a fair value of $364,000, or $0.91 per share. On August 1, 2012, in connection with a three-year employment agreement, we agreed to issue 150,000 shares of common stock at future dates as specified in the agreement. We will issue 50,000 shares on each of the first, second, and third anniversaries of the execution of the agreement subject to other terms and conditions of the agreement. The 150,000 shares were valued at $177,000, or $1.18 per share, and are being expensed over the three years of the employment agreement. We recognized $14,750 and $44,250 of expense related to these shares in the three and nine months ended September 30, 2013, respectively.

During the three months ended September 30, 2012, a consultant who had previously been issued a warrant to purchase common stock exercised the warrant and purchased 200,000 shares of common stock for $2,000.

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

Total stock-based compensation expense was $14,750 and $13,800 for the three months ended September 30, 2013 and 2012, respectively, and $420,250 and $522,111 for the nine months ended September 30, 2013 and 2012, respectively.

11. DISCONTINUED OPERATIONS

During the three months ended September 30, 2013, the Company committed to divesting its Colombian operations held through its wholly owned subsidiary, Cimarrona, LLC. These operations consisted of the entire Pipeline segment and the portion of the Oil / Gas segment located in Colombia. Accordingly, the assets and liabilities of the Colombian operations are classified as Held for Sale in the balance sheets, with the exception of cash of $54,034 and $150,950 as of September 30, 2013 and December 31, 2012, respectively.

The following table sets forth the results of operations for the discontinued operations for the periods presented:

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
Revenues
Oil revenues	$382,180	$582,131	$1,458,616	$1,452,264
Pipeline revenues	617,145	508,505	1,828,256	1,396,165
Total revenues	999,325	1,090,636	3,286,872	2,848,429

Operating costs and expenses
Operating expenses	328,859	224,316	1,007,987	627,672
Depreciation, depletion and accretion	19,575	39,748	124,193	78,848
Equity tax	30,970	32,878	(435,988)	98,481
General and administrative	24,592	12,551	72,756	33,189
Total operating costs and expenses	403,996	309,493	768,948	838,190
Operating income	595,329	781,143	2,517,924	2,010,239
Other income (expenses):
Interest income	19	323	103	905
Interest expense	(5,030)	-	(21,486)	-
Income before income taxes	590,318	781,466	2,496,541	2,011,144
Provision for income taxes	-	-	-	-
Net income	$590,318	$781,466	$2,496,541	$2,011,144

12. SUBSEQUENT EVENTS

On October 7, 2013, the Company completed the sale of 100% of the membership interests in Cimarrona LLC to Raven Pipeline Company, LLC (“Raven”), pursuant to a Membership Interest Purchase Agreement dated September 30, 2013 (the “Agreement”) by and between the Company and Raven. Cimarrona LLC is the owner of a 9.4% interest in certain oil and gas assets including a pipeline in the Guaduas field, located in the Dindal and Rio Seco Blocks that covers 30,665 acres in the Middle Magdalena Valley in Colombia.

The sales price consisted of cash of $6,800,000, less settlement of debt of Cimarrona LLC of approximately $250,000. Of the net sales price, $250,000 will be held in escrow for 12 months to secure any post-Closing purchase price adjustments and any indemnity obligations of the Company pursuant to the Agreement. In addition, so long as the per barrel transportation rate charged with respect to the pipeline is not adjusted prior to March 31, 2014, then Raven will pay the Company an additional $1,000,000 in cash within five business days of that date.

The Cimarrona property is subject to an Ecopetrol Association Contract (the “Association Contract”) whereby Ecopetrol S.A. (“Ecopetrol”) receives royalties of 20% of the oil produced. The pipeline is not subject to the Association Contract. In addition to the royalty, according to the Association Contract, Ecopetrol may, for no consideration, become a 50% partner, once an audit of revenues and expenses indicate that the partners in the Association Contract have received a 200% reimbursement of all historical costs to develop and operate the Guaduas field. If such an audit determines that the specified reimbursement of historical costs occurred prior to September 30, 2013, the Company is required to reimburse Raven for any amounts due to Ecopetrol from Cimarrona LLC which relate to the period prior to that date.

As a result of this sale, the Company will operate in one segment and one geographic region effective October 1, 2013.

On October 15, 2013, the Company entered into an Intercreditor Agreement with Apollo and BP Energy Company to provide collateral for certain oil and gas derivative financial instruments more fully described in Note 6. BP Energy Corporation North America simultaneously provided a Guarantee for $25 million as collateral for its obligations.

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

On October 7, 2013, the Company completed the sale of 100% of the membership interests in Cimarrona LLC to Raven Pipeline Company, LLC (“Raven”), pursuant to a Membership Interest Purchase Agreement (the “Agreement”) dated September 30, 2013 by and between the Company and Raven. Accordingly, the Company will not recognize any revenues or expenses for Cimarrona LLC from October 1, 2013. The sales price consisted of cash of $6,800,000, less settlement of debt of Cimarrona LLC of approximately $250,000. Of the net sales price, $250,000 will be held in escrow for 12 months to secure any post-Closing purchase price adjustments and any indemnity obligations of the Company pursuant to the Agreement. In addition, so long as the per barrel transportation rate charged with respect to the pipeline is not adjusted prior to March 31, 2014, then Raven will pay the Company an additional $1,000,000 in cash within five business days of that date.

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

On April 21, 2011, we entered into a participation agreement (the “Participation Agreement”) with Slawson Exploration Company (“Slawson”) and U.S. Energy Development Corporation (“USE”). Pursuant to the terms of the Participation Agreement, Slawson and USE acquired 45% and 30% respectively, of our 10,000 acre Nemaha Ridge prospect in Logan County, Oklahoma for $4,875,000. In addition, Slawson and USE carried Osage for 7.5% of the cost of the first three horizontal Mississippian wells, such that for the first three horizontal Mississippian wells, the Company provided up to 17.5% of the total well costs. After the first three wells, the Company is responsible for up to 25% of the total well costs. Revenue from wells drilled pursuant to the Participation Agreement, after royalty payments, is allocated 45% to Slawson, 30% to USE and 25% to Osage. Slawson will be the operator of all wells in the Nemaha Ridge prospect in sections where the Parties’ acreage controls the section. In sections where the Parties’ acreage does not control the section, we may elect to participate in wells operated by others. We are acquiring additional acreage in the Nemaha Ridge prospect and will offer the additional acreage to Slawson and USE, at our cost, subject to their acceptance. The Participation Agreement states that Osage will deliver acreage in the Nemaha Ridge Prospect to the Parties at a net revenue interest (“NRI”) of 78% unless Osage acquires the acreage at an NRI lower than 78%, in which case, the acreage will be delivered at the NRI acquired by Osage. Where Osage acquires leases with an NRI in excess of 78%, it will retain an overriding royalty interest (“ORRI”) equal to the difference between the NRI and 78%. At September 30, 2013, the Company had 8,271 net acres (48,368 gross) leased in Logan County. In December 2011, the Company began drilling its first well in Logan County and at September 30, 2013 the Company had participated, or was participating, in drilling 36 wells, 29 of which had achieved production and revenues by September 30, 2013. As of September 30, 2013, the Company had also completed four salt water disposal wells.

In 2011, the Company began to acquire leases in Pawnee County, Oklahoma, targeting the Mississippian formation. In July 2011, we purchased from B&W Exploration, Inc. (“B&W”) the Pawnee County prospect targeting the Mississippian, for $8,500. In addition, B&W is also entitled to an overriding royalty interest on the leases acquired and a 12.5% carry on the first $200,000 of lease bonus paid in the form of an assignment of 12.5% of the leases acquired. As of September 30, 2013, the Company had 4,190 net acres (5,085 gross) leased in Pawnee County. As of September 30, 2013, none of these leases have been assigned to B&W.

In 2011, we also began to acquire leases in Coal County, Oklahoma, targeting the Oily Woodford Shale formation. The Woodford Shale formation is located mainly in southeastern Oklahoma in the Arkoma Basin. The Woodford shale lies directly under the Mississippian and started as a vertical play, but horizontal drilling techniques and multi-stage fracturing technology have been used in the Woodford in recent years with much success. At September 30, 2013, we had 4,253 net (9,509 gross) acres leased in Coal County.

In 2013, the partners in the Participation Agreement began to acquire leases in southern Garfield County, Oklahoma, just north of the Nemaha Ridge prospect in Logan County. At September 30, 2013, we had 465 net (2,240 gross) acres leased in Garfield County.

At September 30, 2013, we had leased an aggregate of 17,179 net (65,202 gross) acres across four counties in Oklahoma as follows:

	Gross	Osage Net
Logan	48,368	8,271
Garfield	2,240	465
Pawnee	5,085	4,190
Coal	9,509	4,253
	65,202	17,179

We have accumulated deficits of $8,316,321 (unaudited) at September 30, 2013 and $8,074,786 at December 31, 2012. Substantial portions of the losses are attributable to asset impairment charges, stock-based compensation, professional fees and interest expense. We also had working capital deficits of $18,493,494 and $643,843 as of September 30, 2013 and December 31, 2012, respectively.

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next 12 months and beyond. These steps include , (a) participating in drilling of wells in Logan County, Oklahoma within the next 12 months, (b) controlling overhead and expenses, (c) selling our Colombian operations owned by our wholly owned subsidiary, Cimarrona, LLC and (d) selling certain assets and raising additional equity and/or debt.

On April 17, 2012, we issued a secured promissory note (“Secured Promissory Note”) to Boothbay Royalty Co. (Boothbay) for $2,500,000. On April 27, 2012, we entered into a $10,000,000 senior secured note purchase agreement (“Note Purchase Agreement”) with Apollo Investment Corporation (“Apollo”) and on April 5, 2013 we amended the Note Purchase Agreement, increasing the total facility to $20,000,000 (see Note 5 - Debt, in the accompanying unaudited consolidated financial statements). As of September 30, 2013, as a result of production delays outside of the Company’s control, the Company was not in compliance with certain covenants including the minimum production covenant of 35 MBbls at that date.

On August 12, 2013, the Company and Apollo amended the Note Purchase Agreement. This amendment provided a waiver for certain covenants with which the Company was not in compliance as of September 30, 2013. The amendment also provided for an immediate draw down of additional proceeds of $2 million under the Note Purchase Agreement, which the Company drew down on August 12, 2013. The amendment requires that the Company, within 75 days of the effective date as defined in the amendment, complete either (1) a sale of certain assets, or (2) the issuance of capital stock in a transaction that results in aggregate net proceeds as defined in the amendment of not less than $5 million. In the event that the Company did not complete either one of the aforementioned transactions, the Company would have been required under the terms of the amendment to issue to Apollo additional warrants equivalent to three percent of the Company’s common stock, on a fully-diluted basis. On October 7, 2013 the Company completed the sale of its membership interests in Cimarrona LLC. This sale satisfied the requirements of the amendment and the Company is thus not obligated to issue additional Warrants to Apollo. There can be no assurance that additional funds will be available under the Note Purchase Agreement.

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

Results of Operations

Three Months ended September 30, 2013 compared to Three Months ended September 30, 2012

Our total revenues for the three months ended September 30, 2013 and 2012 comprised the following:

	2013		2012		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues
Oil sales	$2,916,342	79.6%	$1 ,262,050	68.0%	$1 ,654,292	131.1%
Pipeline sales	617,145	16.9%	5 08,505	27.4%	1 08,640	21.4%
Natural gas sales	128,134	3.5%	84,572	4.6%	4 3,562	51.5%
Total revenues	$3,661,621	100.0%	$1 ,855,127	100.0%	$1 ,806,494	97.4%

Oil Sales

Oil Sales were $2,916,342, an increase of $1,654,292, or 131.1%, for the three months ended September 30, 2013 compared to $1,262,050 for the three months ended September 30, 2012. Oil sales increased due to an increase in the number of barrels sold and an increase in the average price per barrel. In the United States (“US”), we sold 24,322 barrels (“BBLs”) at an average price of $105.03 in the 2013 period, compared to 7,439 BBLs at an average price of $96.64 in the 2012 period. In Colombia, we sold 4,000 BBLs at an average price of $100.57 in the 2013 period compared to 6,000 BBLs at an average price of $100.54 in the 2012 period. We began well production in Logan County, Oklahoma, in the first quarter of 2012, and continue to develop wells in that area, which accounted for the majority of the increase in oil sales in the United States.

Pipeline Sales

The Guaduas pipeline connects with the ODC pipeline (the “ODC Pipeline”) to transport oil to the port of Covenas in Colombia. Pipeline sales were $617,145, an increase of $108,640, or 21.4% for the three months ended September 30, 2013 compared to $508,505 for the three months ended September 30, 2012, primarily due to an increase in the number of barrels transported. The number of barrels transported was 3.27 million BBLS (our share was approximately 307,000) and 2.69 million BBLs (our share was approximately 253,000) in the three months ended September 30, 2013 and 2012, respectively.

Natural Gas Sales

Natural gas sales comprise revenues from the sale of natural gas and natural gas liquids. Natural gas sales were $128,134 for the three months ended September 30, 2013 compared to $84,572 for the three months ended September 30, 2012, an increase of $43,562, or 51.5%. All of our natural gas sales are from the well production in Logan County, Oklahoma.

Total revenues were $3,661,261, an increase of $1,806,494, or 97.4% for the three months ended September 30, 2013 compared to $1,855,127 for the three months ended September 30, 2012. Oil sales accounted for 79.6% and 68.0% of total revenues in the 2013 and 2012 periods, respectively.

Production

For the three months ended September 30, 2013 and 2012, our production was as follows:

	2013		2012		Increase/(Decrease)
Oil Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	24,752	87.9%	7,442	62.7%	17,310	232.6%
Colombia	3,397	12.1%	4,435	37.3%	(1,038)	-23.4%
Total	28,149	100.0%	11,877	100.0%	16,272	137.0%

Natural Gas Production:	Net Mcf	% of Total	Net Mcf	% of Total	Mcf	%
United States	30,870	100.0%	19,452	100.0%	11,418	58.7%

Natural Gas Liquid Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	293	100.0%	-	n/a	293	n/a

Oil production, net of royalties, was 28,149 BBLs, an increase of 16,272 BBLs, or 137.0% for the three months ended September 30, 2013 compared to 11,877 BBLs for the three months ended September 30, 2012, primarily due to production increases in the U.S. U.S. production accounted for 87.9% and 62.7% of total production for the three months ended September 30, 2013 and 2012, respectively.

Natural gas production was 30,870 thousand cubic feet (“Mcf”) for the three months ended September 30, 2013, an increase of 11,418 Mcf, or 58.7% over the production of 19,452 Mcf in the 2012 period. Gas production began in the first quarter of 2012 in our Logan County properties. We commenced production of natural gas liquids in the second quarter of 2013 at certain wells, with net production of 293 BBLs in the three months ended September 30, 2013.

Operating Costs and Expenses

For the three months ended September 30, 2013 and 2012, our operating costs and expenses were as follows:

	2013		2012		Change
		Percent of		Percent of
	Amount	Sales	Amount	Sales	Amount	Percentage
Operating Expenses
Operating	$7 76,184	21.2%	$407,073	21.9%	$369,111	90.7%
General & administrative	5 55,648	15.2%	447,649	24.1%	107,999	24.1%
Equity tax	30,970	0.8%	3 2,878	1.8%	(1,908)	-5.8%
Depreciation, depletion and accretion	7 48,061	20.4%	226,682	12.2%	521,379	230.0%
Total operating expenses	$2 ,110,863	57.6%	$1 ,114,282	60.1%	$996,581	89.4%

Operating income	$1 ,550,758	42.4%	$740,845	39.9%	$809,913	109.3%

Operating Costs

Our operating costs were $776,184 for the three months ended September 30, 2013 compared to $407,073 for the three months ended September 30, 2012, due primarily to an increase in operating costs in the U.S. as a result of having 29 wells in production in Logan County at September 30, 2013. Operating costs as a percentage of total revenues reduced to 21.2% in the 2013 period from 21.9% in 2012 period, as the percentage increase in revenues was greater than the percentage increase in operating costs as new wells came into production. Operating costs as a percentage of revenues also declined as a result of the increased percentage of U.S. oil production, to 87.9% in the 2013 period from 62.7% in the 2012 period as average production cost per barrel of oil equivalent (“Production Cost/BOE”) in the U.S. for the three months ended September 30, 2013 was $14.94 compared to the average cost in Colombia of $33.91. Our average total Production Cost/BOE for the three months ended September 30, 2013 was $20.40.

General and Administrative Expenses

General and administrative expenses were $555,648 for the three months ended September 30, 2013, an increase of $107,999 or 24.1%, compared to $447,649 for the three months ended September 30, 2012. As a percent of total revenues, general and administrative expenses decreased to 15.2% in the 2013 period from 24.1% in the 2012 period. The increase of $107,999 in administrative expenses was primarily due to increased salary, legal and professional and insurance expenses. Stock based compensation for the three months ended September 30, 2013 was $14,750, compared to $13,800 in the three months ended September 30, 2012.

Equity Tax

Current equity tax was $30,970 for the three months ended September 30, 2013 and $32,878 for the three months ended September 30, 2012. Division de Impuestos y Actuanas Nacionales (“DIAN”), the Colombian tax authorities, levies a tax based on the equity value of Cimarrona.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $748,061 for the three months ended September 30, 2013 and $226,682 for the three months ended September 30, 2012, an increase of $521,379 or 230.0%. Our depletion expense will continue to increase to the extent we are successful in our well production in Oklahoma.

Operating Income

Operating income was $1,550,758 for the three months ended September 30, 2013 compared to $740,845 for the three months ended September 30, 2012. The improvement in operating income is as a result of revenue growth of 97.4% exceeding the 89.4% increase in total operating expenses.

Interest Expense

Interest expense was $1,149,978 for the three months ended September 30, 2013 compared to $490,407 for the three months ended September 30, 2012, an increase of $659,571. The increase in interest expense during the 2013 period was primarily due to interest expense, deferred financing fees amortization, standby fees and debt discount amortization in connection with the Note Purchase Agreement and Secured Promissory Note. In the three months ended September 30, 2013, cash interest expense amounted to $782,030. The remaining non-cash interest expense of $367,948 consisted primarily of deferred financing fees of $314,462 and debt discount amortization of $53,486.

Oil and gas derivatives

Oil and gas derivatives reflected an unrealized loss of $470,433 for the three months ended September 30, 2013 as a result of marking open financial derivative instruments to market as of September 30, 2013 and losses realized on financial derivative instruments settled of $129,399 during the three months then ended. There were no open financial derivative instruments as of September 30, 2012.

Provision for Income Taxes

Provision for income taxes was zero for the three months ended September 30, 2013 and 2012. Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its U.S. operations for the current period.

Net Income / (Loss)

Net loss was $198,812 for the three months ended September 30, 2013 compared to net income of $250,976 for the three months ended September 30, 2012. The $809,913 increase in operating income was more than offset by the $659,571 increase in interest expense and the $599,832 expense for oil and gas derivatives in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Foreign Currency Translation Loss

Foreign currency translation gain was $1,439 for the three months ended September 30, 2013 compared to a loss of $2,515 for the three months ended September 30, 2012. The Colombian Peso to Dollar Exchange Rate averaged 1,907 and 1,796 for the three month periods ended September 30, 2013 and 2012, respectively and was 1,905 and 1,765 at September 30, 2013 and December 31, 2012.

Comprehensive Income / (Loss)

Comprehensive loss was $197,373 for the three months ended September 30, 2013 compared to a comprehensive income of $248,461 for the three months ended September 30, 2012. The $445,834 decrease was as a result of the $449,788 decrease to a net loss from net income in the current period compared to the prior year period, partially offset by the foreign currency translation gain in the three months ended September 30, 2013 compared to the foreign currency loss in the prior year period.

Nine Months ended September 30, 2013 compared to Nine Months ended September 30, 2012

Our total revenues for the nine months ended September 30, 2013 and 2012 comprised the following:

	2013		2012		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues
Oil sales	$6,301,428	74.3%	$3 ,036,599	66.4%	$3 ,264,829	107.5%
Pipeline sales	1,828,256	21.6%	1 ,396,165	30.5%	4 32,091	30.9%
Natural gas sales	348,948	4.1%	1 37,698	3.0%	2 11,250	153.4%
Total revenues	$8,478,632	100.0%	$4 ,570,462	100.0%	$3 ,908,170	85.5%

Oil Sales

Oil Sales were $6,301,428, an increase of $3,264,829, or 107.5%, for the nine months ended September 30, 2013 compared to $3,036,599 for the nine months ended September 30, 2012. Oil sales increased due to an increase in the number of barrels sold and in the average price per barrel. In the United States (“US”), we sold 49,471 barrels (“BBLs”) at an average price of $97.87 in the 2013 period, compared to 16,632 BBLs at an average price of $96.64 in the 2012 period. In Colombia, we sold 15,000 BBLs at an average price of $101.49 in the 2013 period compared to 4,000 BBLs at an average price of $107.50 in the 2012 period. We began well production in Logan County, Oklahoma, in the first quarter of 2012, and continue to develop wells in that area, which accounted for the majority of the increase in oil sales in the United States.

Pipeline Sales

Pipeline sales were $1,828,256, an increase of $432,091, or 30.9% for the nine months ended September 30, 2013 compared to $1,396,165 for the nine months ended September 30, 2012, primarily due to an increase in the number of barrels transported. The number of barrels transported was 9.68 million BBLS (our share was approximately 910,000) and 7.39 million BBLs (our share was approximately 695,000) in the nine months ended September 30, 2013 and 2012, respectively.

Natural Gas Sales

Natural gas sales comprise revenues from the sale of natural gas and natural gas liquids. Natural gas sales were $348,948 for the nine months ended September 30, 2013 compared to $137,698 for the nine months ended September 30, 2012, an increase of $211,250, or 153.4%. All of our natural gas sales are from the well production in Logan County, Oklahoma.

Total revenues were $8,478,632, an increase of $3,908,170, or 85.5% for the nine months ended September 30, 2013 compared to $4,570,462 for the nine months ended September 30, 2012. Oil sales accounted for 74.3% and 66.4% of total revenues in the 2013 and 2012 periods, respectively.

Production

For the nine months ended September 30, 2013 and 2012, our production was as follows:

	2013		2012		Increase/(D Barrels(Decrease)
Oil Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	50,498	79.8%	16,632	57.6%	33,866	203.6%
Colombia	12,819	20.2%	12,222	42.4%	597	4.9%
Total	63,317	100.0%	28,854	100.0%	34,463	119.4%

Natural Gas Production:	Mcf	% of Total	Mcf	% of Total	Mcf	%
United States	76,609	100.0%	31,366	100.0%	45,243	144.2%

Natural Gas Liquid Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	940	100.0%	-	n/a	940	n/a

Oil production, net of royalties, was 63,317 BBLs, an increase of 33,866 BBLs, or 203.6% for the nine months ended September 30, 2013 compared to 28,854 BBLs for the nine months ended September 30, 2012, primarily due to production increases in the U.S., which accounted for 79.8% and 57.6% of total production for the nine months ended September 30, 2013 and 2012, respectively.

Natural gas production was 76,609 Mcf for the nine months ended September 30, 2013, an increase of 45,243 Mcf, or 144.2% over production of 31,366 Mcf in the 2012 period. Natural gas production began in the first quarter of 2012 in our Logan County properties. We commenced production of natural gas liquids in the second quarter of 2013 at certain wells, with net production of 940 BBLs in the nine month period ended September 30, 2013.

Operating Costs and Expenses

For the nine months ended September 30, 2013 and 2012, our operating costs and expenses were as follows:

	2013		2012		Change
		Percent of		Percent of
	Amount	Sales	Amount	Sales	Amount	Percentage
Operating Expenses
Operating	$1 ,994,171	23.5%	$1 ,134,932	24.8%	$859,239	75.7%
General & administrative	1 ,996,655	23.5%	1 ,849,269	40.5%	147,386	8.0%
Equity tax	(435,988)	-5.1%	9 8,481	2.2%	(534,469)	-542.7%
Depreciation, depletion and accretion	1 ,467,691	17.3%	565,705	12.4%	901,986	159.4%
Total operating expenses	$5 ,022,529	59.2%	$3 ,648,387	79.8%	$1,374,142	37.7%

Operating income	$3 ,456,103	40.8%	$922,075	20.2%	$2,534,028	274.8%

Operating Costs

Our operating costs were $1,994,171 for the nine months ended September 30, 2013 compared to $1,134,932 for the nine months ended September 30, 2012, due primarily to an increase in operating costs in the U.S. as a result of having 29 wells in production in Logan County at September 30, 2013. Operating costs as a percentage of total revenues reduced to 23.5% in the 2013 period from 24.8% in 2012 period, as the percentage increase in revenues was greater than the percentage increase in operating costs as new wells came into production. Operating costs as a percentage of revenues also declined as a result of the increased percentage of U.S. oil production, to 79.8% in the 2013 period from 57.6% in the 2012 period as average Production Cost/BOE in the U.S. for the nine months ended September 30, 2013 was $15.44 compared to the average cost in Colombia of $37.70. Our average total Production Cost/BOE for the nine months ended September 30, 2013 was $23.18.

General and Administrative Expenses

General and administrative expenses were $1,996,655 for the nine months ended September 30, 2013, an increase of $147,386 or 8.0%, compared to $1,849,269 for the nine months ended September 30, 2012. As a percent of total revenues, general and administrative expenses decreased to 23.5% in the 2013 period from 40.5% in the 2012 period. The increase of $147,386 was primarily due to an increase in salaries and insurance, partially offset by a reduction in legal and professional fees and stock based compensation. The decrease in stock based compensation expense for the nine months ended September 30, 2013 related to the issuance of fewer shares in the current period than in the prior year period. Stock based compensation for the nine months ended September 30, 2013 was $420,250, compared to $522,111 in the nine months ended September 30, 2012.

Equity Tax

Current equity tax was $95,657 for the nine months ended September 30, 2013 and $98,481 for the nine months ended September 30, 2012. DIAN, the Colombian tax authorities, levies a tax based on the equity value of Cimarrona. In January 2013, we successfully concluded negotiations with DIAN with respect to the ultimate liability for the 2003 tax year. DIAN waived certain interest and penalties. We paid the agreed final liability to DIAN in January 2013 and recognized the $531,644 benefit of the amnesty in the second quarter of 2013, upon receipt of confirmation from DIAN that the liability is fully settled.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $1,467,691 for the nine months ended September 30, 2013 and $565,705 for the nine months ended September 30, 2012, an increase of $901,986 or 159.4%. Our depletion expense will continue to increase to the extent we are successful in our well production in Oklahoma.

Operating Income

Operating income was $3,456,103 for the nine months ended September 30, 2013 compared to $922,075 for the nine months ended September 30, 2012. The improvement in operating income is as a result of revenue growth of $3,908,170 which exceeded operating expense growth of $1,374,102.

Interest Expense

Interest expense was $3,062,580 for the nine months ended September 30, 2013 compared to $832,172 for the nine months ended September 30, 2012, an increase of $2,230,408. The increase in interest expense during the 2013 period was primarily due to interest expense, deferred financing fees amortization, standby fees and debt discount amortization in connection with the Note Purchase Agreement and Secured Promissory Note. In the nine months ended September 30, 2013, cash interest expense amounted to $1,961,793. The remaining non-cash interest expense of $1,100,797 consisted primarily of deferred financing fees of $955,886 and debt discount amortization of $144,901.

Oil and gas derivatives

Oil and gas derivatives reflected an unrealized loss of $507,123 for the nine months ended September 30, 2013 as a result of marking open financial derivative instruments to market as of September 30, 2013 and losses realized on financial derivative instruments settled of $129,399 during the nine months then ended. There were no open financial derivative instruments as of September 30, 2012.

Provision for Income Taxes

Provision for income taxes was zero for the nine months ended September 30, 2013 and 2012. Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its U.S. operations for the current period.

Net Income (Loss)

Net loss was $241,535 for the nine months ended September 30, 2013 compared to net income of $93,518 for the nine months ended September 30, 2013. The $2,534,028 increase in operating income was more than offset by the $2,230,408 increase in interest expense and the $636,522 expense for oil and gas derivatives in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Foreign Currency Translation Gain / (Loss)

Foreign currency translation gain was $24,153 for the nine months ended September 30, 2013 compared to a foreign currency translation loss of $10,014 for the nine months ended September 30, 2012. The Colombian Peso to Dollar Exchange Rate averaged 1,854 and 1,793 for the nine month periods ended September 30, 2013 and 2012, respectively and was 1,905 and 1,765 at September 30, 2013 and December 31, 2012.

Comprehensive Loss

Comprehensive loss was $217,382 for the nine months ended September 30, 2013 compared to comprehensive income of $83,504 for the nine months ended September 30, 2012. The $300,886 decrease was as a result of the $335,053 decrease to a net loss from net income in the current period compared to the prior year period, partially offset by the foreign currency translation gain in the nine months ended September 30, 2013 compared to the foreign currency loss in the prior year period.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $5,403,486 for the nine months ended September 30, 2013, compared to net cash provided of $1,789,634 for the nine months ended September 30, 2012. The major components of net cash provided by operating activities for the nine months ended September 30, 2013 included non-cash activities which consisted of shares issued for services of $420,250, provision for depreciation, depletion and accretion of $1,458,223, amortization of deferred financing costs of $955,886 and unrealized losses on derivative contracts of $507,124. Other significant components included the $5,538,274 increase in accounts payable due primarily to our Oklahoma operations related to well production and partially offset by an increase in accounts receivable of $3,297,666. Net cash provided by operating activities for the nine months ended September 30, 2012 totaled $1,789,634. The major components of the net cash provided by operating activities in 2012 were warrants issued for services of $522,111, provision for depreciation, depletion and accretion of $565,705, an increase in accounts payable and accrued expenses of $337,434 and amortization of deferred financing costs of $460,509, partially offset by an increase in accounts receivable and prepaid expenses of $262,229.

Net cash used in investing activities totaled $17,522,117 ,151 for the nine months ended September 30, 2013 and consisted primarily of investments in oil and gas wells of $17,374,532. Net cash used investing activities in 2012 totaled $5,748,135 and consisted primarily of $9,954,470 investment in oil and gas properties, partially offset by $4,274,532 net proceeds from assignment of leases.

Net cash provided by financing activities totaled $12,152,815 for the nine months ended September 30, 2013 and consisted of $12,000,000 proceeds from the Note Purchase Agreement and $367,520 proceeds from a Colombian term loan, partially offset by $118,205 in principal payments on the term loan and payment of additional deferred financing fees of $100,000, Net cash provided by financing activities amounted to $3,231,308 in the nine months ended September 30, 2012, consisting of $2,500,000 proceeds from the Secured Promissory Note and $1,000,000 proceeds from the Note Purchase Agreement, partially offset by payment of deferred financing fees of $270,692.

Our capital expenditures are directly related to drilling operations and the completion of successful wells. Our level of expenditures in the U.S. is dependent upon successful operations and availability of financing.

Effect of Changes in Prices

Changes in prices during the past few years have been a significant factor in the oil and gas (“O&G”) industry. The price received for the oil produced by us fluctuated significantly during the last year. Changes in the price received for our O&G is set by market forces beyond our control as well as governmental intervention. The volatility and uncertainty in O&G prices have made it more difficult for a company like us to increase our O&G asset base and become a significant participant in the O&G industry. We currently sell all of our O&G production to Hocol in Colombia and Slawson, Devon, Stephens and Sundance in the U.S. However, in the event these customers discontinued O&G purchases, we believe we can replace these customers with other customers who would purchase the oil at terms standard in the industry. We are subject to changes in the price of oil and exchange rates of the Colombian Peso, which are out of our control. In our Logan county properties, we sold oil and gas at prices ranging from $90.28 to $94.27 per barrel and $3.81 to $6.61 per Mcf in the nine months ended September 30, 2013 and at prices ranging from $79.79 to $106.49 per barrel and $3.31 to $5.82 per Mcf in the nine months ended September 30, 2012. In our Cimarrona property in Colombia, we sold oil at prices ranging from $94.73 to $112.13 per barrel during the nine months ended September 30, 2013 compared to $94.45 to $119.00 during the nine months ended September 30, 2012. We began to sell natural gas liquids in the second quarter of 2013, at prices ranging from $25.91 to $28.87 per barrel through September 30, 2013. The Colombian Peso to Dollar Exchange Rate averaged approximately 1,854 and 1,796 during the nine months ended September 30, 2013 and 2012, respectively. The Colombian Peso to Dollar Exchange Rate was 1,905 and 1,808 at September 30, 2013 and 2012, respectively.

We have exposure to changes in interest rates as our largest debt facility is tied to the London inter-bank overnight rate.

Oil and Gas Properties

We follow the “successful efforts” method of accounting for our O&G exploration and development activities, as set forth in FASB ASC Topic 932 (“ASC 932”). Under this method, we initially capitalize expenditures for O&G property acquisitions until they are either determined to be successful (capable of commercial production) or unsuccessful. The carrying value of all undeveloped O&G properties is evaluated periodically and reduced if such carrying value appears to have been impaired. Leasehold costs relating to successful O&G properties remain capitalized while leasehold costs which have been proven unsuccessful are charged to operations in the period the leasehold costs are proven unsuccessful. Costs of carrying and retaining unproved properties are expensed as incurred. The costs of drilling and equipping development wells are capitalized, whether the wells are successful or unsuccessful. The costs of drilling and equipping exploratory wells are capitalized until they are determined to be either successful or unsuccessful. If the wells are successful, the costs of the wells remain capitalized. If, however, the wells are unsuccessful, the capitalized costs of drilling the wells, net of any salvage value, are expensed in the period the wells are determined to be unsuccessful. We did not record any impairment charges during the nine months ended September 30, 2013 or 2012. The provision for depreciation and depletion of O&G properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of O&G properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of O&G produced during the period by the total estimated units of proved O&G reserves. This calculation is done on a field-by-field basis. As of September 30, 2013 and 2012 our oil production operations were conducted in Colombia and in the U.S. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of O&G properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined. In accordance with FASB ASC Topic 410 (“ASC 410”), “Accounting for Asset Retirement Obligations,” we record a liability for any legal retirement obligations on our O&G properties. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with State laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.

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

Off-Balance Sheet Arrangements

Our Company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us, except as disclosed in our financial statements, under which we have:

●	an obligation under a guarantee contract,

●	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,

●	any obligation including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or

●	any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our Company is a Smaller Reporting Company. A Smaller Reporting Company is not required to provide the disclosure information required by this item.

Item 4. Controls and Procedures

The Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial offer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting (“ICFR”) as of September 30, 2013, utilizing a top-down, risk-based approach described in SEC Release No. 34-55929 as suitable for smaller public companies. Based on this assessment, management determined that the Company’s ICFR as of September 30, 2013 is not effective, and that, as of September 30, 2013, there were material weaknesses in our ICFR. The material weaknesses identified during management’s assessment was the lack of independent oversight by an audit committee of independent members of the Board of Directors. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Given the difficulty of finding qualified individuals who are willing to serve as independent directors, there has been no change in the audit committee. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC.

Except as indicated herein, there were no changes in the Company’s ICFR during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

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

OSAGE EXPLORATION AND DEVELOPMENT, INC.
(Registrant)

Date: November 12, 2013	By:	/s/ Kim Bradford
Kim Bradford
President and Chief Executive Officer

Date: November 12, 2013	By:	/s/ Norman Dowling
Norman Dowling
Principal Financial Officer

EXHIBIT INDEX

The following is a list of Exhibits required by Item 601 of Regulation S-K. Except for these exhibits indicated by an asterisk which are filed herewith, the remaining exhibits below are incorporated by reference to the exhibit previously filed by us as indicated.

Exhibit No.	Description
3.1	Articles of Incorporation of Osage Exploration and Development, Inc. (1)

3.2	Bylaws of Osage Exploration and Development, Inc. (2)

10.27	Membership Interest Purchase Agreement dated September 30, 2013 by and between Osage Exploration and Development, Inc. and Raven Pipeline Company LLC*

10.27.1	Escrow Agreement pursuant to Membership Interest Purchase Agreement dated September 30, 2013*

10.28	Intercreditor Agreement as of October 15, 2013 by and among Osage Exploration and Development, Inc., the guarantors under the Note Purchase Agreement, BP Energy Company, and Apollo Investment Corporation*

10.28.1	Guaranty Agreement made by BP Energy Corporation North America in favor of Osage Exploration and Development, Inc.*

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

