Form 10-Q/A
period 2013-09-30
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2013-11-18
CIK 1405686

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

OSAGE EXPLORATION AND DEVELOPMENT, INC.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2013 (the “Original Quarterly Report”). The purpose of the Amendment is to restate certain income statement amounts set forth in the Original Quarterly Report, as the Company has determined that certain results of operations of discontinued operations should have been excluded. The restatement has no impact on previously reported loss from continuing operations, income from discontinued operations after income taxes, net income, or basic or diluted earnings per share from continuing operations or discontinued operations.

The effects of this restatement to our consolidated financial statements are described in Note 12 to the consolidated financial statements. We have not updated the financial statement disclosures for any significant events that have occurred subsequent to the filing of the Original Quarterly Report.

The following sections have been amended from the Original Quarterly Report as a result of the restatement described above:

●	Part I - Item 1. Financial Statements
●	Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q/A also includes as exhibits certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Except as described above, no other sections have been amended from the Original Quarterly Report.

2

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
	Consolidated Balance Sheets; September 30, 2013 (unaudited) and December 31, 2012	F-1
	Consolidated Statements of Operations and Other Comprehensive Income (Loss); Three and Nine Months ended September 30, 2013 (unaudited) and 2012 (unaudited)	F-2
	Consolidated Statements of Cash Flows; Nine Months ended September 30, 2013 (unaudited) and 2012 (unaudited)	F-3
	Notes to Consolidated Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION		14

Item 1.	Legal Proceedings	14

Item 1.A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3	Default upon Senior Securities	14

Item 4	Mine Safety Disclosures	14

Item 5	Other Information	14

Item 6	Exhibits	14

Signatures		15

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2013 (unaudited) and December 31, 2012

	2013	2012
ASSETS

Current assets:
Cash and equivalents	$545,756	$486,205
Accounts receivable	3,409,675	371,544
Short term assets held for sale	409,827	114,568
Prepaid expenses	152,465	83,090
Deferred financing costs	2,068,586	2,924,472
Total current assets	6,586,309	3,979,879

Property and equipment, at cost:
Oil and gas properties and equipment (successful efforts method)	26,728,101	9,503,172
Other property & equipment	85,746	85,746
	26,813,847	9,588,918
Less: accumulated depletion, depreciation and amortization	(1,701,612)	(289,490)
	25,112,235	9,299,428

Restricted cash	325,620	157,467
Long term assets held for sale	1,358,262	1,289,273
Note receivable	-	6,000

Total assets	$33,382,426	$14,732,047

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,997,192	$218,190
Income taxes payable	56,469	58,093
Accrued expenses	90,959	22,152
Commodity derivative liability	370,398	-
Short term liabilities held for sale	190,944	1,325,287
Notes payable, net of $126,159 and $0 debt discount as of September 30, 2013 and December 31, 2012, respectively	17,373,841	3,000,000
Total current liabilities	25,079,803	4,623,722

Notes payable, net of $0 and $271,060 debt discount as of September 30, 2013 and December 31, 2012, respectively	-	2,228,940
Commodity derivative liability	136,726	-
Long term liabilities held for sale	75,345	-
Liability for asset retirement obligations	4,821	19
Total liabilities	25,296,695	6,852,681

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value, 190,000,000 shares authorized; 49,854,675 and 49,094,675 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	4,984	4,909
Additional paid-in capital	16,794,977	16,371,305
Stock purchase notes receivable	(95,000)	(95,000)
Accumulated deficit	(8,316,321)	(8,074,786)
Accumulated other comprehensive loss - currency translation loss	(302,909)	(327,062)
Total stockholders’ equity	8,085,731	7,879,366

Total liabilities and stockholders’ equity	$33,382,426	$14,732,047

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(restated)	(restated)	(restated)	(restated)
Operating revenues
Oil revenues	$2,534,162	$679,919	$4,842,812	$1,584,335
Natural gas revenues	128,134	84,572	348,948	137,698
Total operating revenues	2,662,296	764,491	5,191,760	1,722,033

Operating costs and expenses
Operating costs	447,325	182,757	986,184	507,260
General and administrative expenses	531,056	435,098	1,923,899	1,816,080
Depreciation, depletion and accretion	728,486	186,934	1,343,498	486,857

Total operating costs and expenses	1,706,867	804,789	4,253,581	2,810,197

Operating income (loss)	955,429	(40,298)	938,179	(1,088,164)

Other income (expenses):
Interest income	221	215	1,361	2,710
Interest expense	(1,144,948)	(490,407)	(3,041,094)	(832,172)
Oil and gas derivatives	(599,832)	-	(636,522)	-

Loss from continuing operations before income taxes	(789,130)	(530,490)	(2,738,076)	(1,917,626)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(789,130)	(530,490)	(2,738,076)	(1,917,626)

Discontinued operations:
Income from discontinued operations net of income taxes	590,318	781,466	2,496,541	2,011,144

Net income (loss)	(198,812)	250,976	(241,535)	93,518

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment attributable to discontinued operations	1,439	(2,515)	24,153	(10,014)

Comprehensive income (loss)	$(197,373)	$248,461	$(217,382)	$83,504

Basic income (loss) per share
Continuing operations	$(0.02)	$(0.01)	$(0.06)	$(0.04)
Discontinued operations	$0.01	$0.02	$0.05	$0.04

Diluted income (loss) per share
Continuing operations	$(0.02)	$(0.01)	$(0.06)	$(0.04)
Discontinued operations	$0.01	$0.02	$0.05	$0.04

Weighted average number of common share and common share equivalents used to compute basic income (loss) per share	49,854,675	48,473,036	49,714,934	48,250,030

Weighted average number of common share and common share equivalents used to compute diluted income (loss) per share	49,854,675	50,540,982	49,714,934	49,451,852

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2013 and 2012 (unaudited)

	2013	2012
Cash flows from operating activities:
Net (loss) income	$(241,535)	$93,518
Adjustments to reconcile net (loss) income to net cash provided by operating activites:
Shares issued for services	420,250	74,000
Warrants issued for services	-	448,111
Amortization of deferred financing costs	955,886	460,509
Amortization of debt discount	144,901	70,955
Write off of expired mineral rights leases	15,283	-
Accretion of asset retirement obligation	4,734	2,431
Provision for depletion and depreciation amortization and valuation allowance	1,458,223	565,705
Unrealised (gain) loss on oil and gas derivatives	507,124	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(3,297,666)	(156,676)
(Increase) in prepaid expenses	(100,364)	(105,553)
(Decrease) in income tax payable	(1,624)	(800)
Increase in accounts payable and accrued expenses	5,538,274	337,434
Net cash provided by operating activities	5,403,486	1,789,634

Cash flows from investing activities:
Investments in oil & gas properties	(17,374,532)	(9,954,470)
Net proceeds from assignment of leases	14,568	4,274,532
(Increase) in restricted cash	(168,153)	(69,697)
Proceeds from notes receivable	6,000	1,500
Net cash (used) by investing activities	(17,522,117)	(5,748,135)

Cash flows from financing activities:
Proceeds from secured promissory notes	12,000,000	3,500,000
Proceeds from term loan	367,520	-
Principal payments on term loan	(118,205)	-
Proceeds from exercise of warrants	3,500	2,000
Payment of deferred financing costs	(100,000)	(270,692)
Net cash provided by financing activities	12,152,815	3,231,308

Effect of exchange rate on cash and equivalents	25,367	(65,898)

Net increase (decrease) in cash and equivalents	59,551	(793,091)

Cash and equivalents - beginning of period	486,205	1,904,023

Cash and equivalents - end of period	$545,756	$1,110,932

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payment for interest	$1,961,793	$298,277
Cash payment for income taxes	$1,624	800

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Warrants issued as deferred financing fees in connection with Note Purchase Agreement	$-	$2,897,642
Shares issued as debt discount in connection with Secured Promissory Note	$-	$385,656
Minimum obligation for deferred financing fees accrued in connection with Note Purchase Agreement	$-	$100,000
Common stock issued as prepayment for services	$-	$41,400
Increase in asset retirement obligation	$68	$11,891

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

The results, assets and liabilities of the Company’s wholly owned subsidiary, Cimarrona, LLC, have been presented as discontinued operations in the consolidated financial statements and, accordingly, segment reporting is no longer applicable.

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

The following table shows the computation of basic and diluted net income (loss) per share for the three months and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2103	2012
Net loss allocable to continuing operations	$(789,130)		$(530,490)	$(2,738,076)	$(1,917,626)
Net income allocable to discontinued operations	$590,318	$	$ 781,466	$2,496,541	$2,011,144

Basic net income (loss) per share
Continuing operations	$(0.02)		$(0.01)	$(0.06)	$(0.04)
Dicontinued operations	$0.01		$0.02	$0.05	$0.04

Diluted net income (loss) per share
Continuing operations	$(0.02)		$(0.01)	$(0.06)	$(0.04)
Dicontinued operations	$0.01		$0.02	$0.05	$0.04

Basic weighted average shares outstanding	49,854,675		48,473,036	49,714,934	48,250,030
Add: Dilutive effect of warrants for common stock	-		2,067,946	-	1,201,822
Diluted weighted average shares outstanding	49,854,675		50,540,982	49,714,934	49,451,852

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

4. SEGMENT AND GEOGRAPHICAL INFORMATION

At September 30, 2013, the Company’s continuing operations comprised one segment in one geographical region.

5. DEBT

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

On August 12, 2013, the Company and Apollo amended the Note Purchase Agreement. The amendment required that the Company, within 75 days of the effective date as defined in the amendment, complete either (1) a sale of certain assets, or (2) the issuance of capital stock in a transaction that resulted in aggregate net proceeds as defined in the amendment. In the event that the Company did not complete either one of the aforementioned transactions, the Company would have been required under the terms of the amendment to issue to Apollo additional warrants equivalent to three percent of the Company’s common stock, on a fully-diluted basis. On October 7, 2013 the Company completed the sale of its membership interests in Cimarrona LLC as more fully discussed in Note 13. This sale satisfied the requirements of the amendment and the Company is thus not obligated to issue additional Warrants to Apollo.

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

	Price Collars
	Monthly	Weighted Average	Weighted Average
	Volume	Floor Price	Ceiling Price
Period	(Btu/m)	($/Btu)	($/Btu)
Q4, 2013	10,000	$3.75	$4.40
Q1 - Q4, 2014	10,000	$3.75	$4.40
Q1 - Q2, 2015	10,000	$3.75	$4.40

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
$19,563

Legal Proceedings

The Company is not party to any litigation arisen in the normal course of its business and that of its subsidiaries.

8. MAJOR CUSTOMERS

During the three and nine months ended September 30, 2013 and 2012, the Company had the following customers who accounted for all of its sales:

	Three Months ended		Three Months ended
	September 30, 2013		September 30, 2012
	Amount	% of Total	Amount	% of Total
Slawson	$2,450,813	92.1%	$751,473	98.3%
Stephens	173,327	6.5%	-	0.0%
Devon	32,429	1.2%	-	0.0%
Sundance	5,727	0.2%	-	0.0%
Coffeyville	-	0.0%	13,018	1.7%
Total	$2,662,296	100.0%	$764,491	100.0%

	Nine Months ended		Nine Months ended
	September 30, 2013		September 30, 2012
	Amount	% of Total	Amount	% of Total
Slawson	$4,369,097	84.2%	$1,663,402	96.6%
Stephens	490,457	9.4%	-	0.0%
Devon	312,867	6.0%	-	0.0%
Sundance	19,339	0.4%	-	0.0%
Coffeyville	-	0.0%	58,631	3.4%
Total	$5,191,760	100.0%	$1,722,033	100.0%

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

A reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2013 is as follows:

Nine Months Ended
September 30, 2013
Beginning balance	$19
Incurred during the period	-
Reversed during the period	-
Additions for new wells	68
Accretion expense	4,734
Ending balance	$4,821

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

Division de Impuestos y Actuanas Nacionales (“DIAN”), the Colombian tax authorities, levies a tax based on the equity value of Cimarrona. In 2010, the Company was notified by DIAN that it owed $883,742 in equity taxes relating to the 2001 and 2003 equity tax years. To compute the value the equity tax is assessed upon, Cimarrona subtracted the cost of its non-producing wells in 2001 and 2003. However, DIAN’s position is that as long as the field is productive, Cimarrona should not have subtracted the cost of the non-producing wells. In May 2011, we settled in full the 2001 equity liability with DIAN. In January 2012, we were informed by DIAN that we had lost our appeal on the 2003 tax issue and we increased the amount attributable to the 2003 tax year by $322,288 as of December 31, 2011 to correspond to the amount DIAN indicated we owed for the 2003 tax year. In January 2013, we successfully concluded negotiations with DIAN with respect to the ultimate liability for the 2003 tax year. DIAN waived certain interest and penalties. We paid the agreed final liability to DIAN in January 2013, and financed the payment with an unsecured Colombian term loan facility in the amount of $367,521. We recognized in discontinued operations the $531,644 benefit of the amnesty in the quarter ended June 30, 2013, upon receipt of official confirmation that the liability is fully settled. The Company recognized $30,970 and $32,878 in current equity tax for the three months ended September 30, 2013 and 2012, respectively, and $95,657 and $98,481 for the nine months ended September 30, 2013 and 2012, respectively, all in discontinued operations.

12. RESTATEMENT

The Company has determined that certain results of operations of discontinued operations should have been excluded from the consolidated statements of operations and other comprehensive income previously reported. The restatement has no impact on previously reported loss from continuing operations, income from discontinued operations after income taxes, net income, or basic or diluted earnings per share from continuing operations or discontinued operations.

The effects of the restatement on reported amounts for the periods presented are set forth in the following tables:

	Three Months Ended September 30, 2013
	As Reported	Adjustments	As Restated
Operating revenues
Oil revenues	$2,916,342	$(382,180)	$2,534,162
Pipeline revenues	617,145	(617,145)	-
Natural gas revenues	128,134	-	128,134
Total operating revenues	3,661,621	(999,325)	2,662,296
Operating costs and expenses
Operating costs	776,184	(328,859)	447,325
General and administrative expenses	555,648	(24,592)	531,056
Equity tax	30,970	(30,970)	-
Depreciation, depletion and accretion	748,061	(19,575)	728,486
Total operating costs and expenses	2,110,863	(403,996)	1,706,867
Operating income (loss)	1,550,758	(595,329)	955,429
Other income (expenses):
Interest income	240	(19)	221
Interest expense	(1,149,978)	5,030	(1,144,948)

	Three Months Ended September 30, 2012
	As Reported	Adjustments	As Restated
Operating revenues
Oil revenues	$1,262,050	$(582,131)	$679,919
Pipeline revenues	508,505	(508,505)	-
Natural gas revenues	84,572	-	84,572
Total operating revenues	1,855,127	(1,090,636)	764,491
Operating costs and expenses
Operating costs	407,073	(224,316)	182,757
General and administrative expenses	447,649	(12,551)	435,098
Equity tax	32,878	(32,878)	-
Depreciation, depletion and accretion	226,682	(39,748)	186,934
Total operating costs and expenses	1,114,282	(309,493)	804,789
Operating income (loss)	740,845	(781,143)	(40,298)
Other income (expenses):
Interest income	538	(323)	215

	Nine Months Ended September 30, 2013
	As Reported	Adjustments	As Restated
Operating revenues
Oil revenues	$6,301,428	$(1,458,616)	$4,842,812
Pipeline revenues	1,828,256	(1,828,256)	-
Natural gas revenues	348,948	-	348,948
Total operating revenues	8,478,632	(3,286,872)	5,191,760
Operating costs and expenses
Operating costs	1,994,171	(1,007,987)	986,184
General and administrative expenses	1,996,655	(72,756)	1,923,899
Equity tax	(435,988)	435,988	-
Depreciation, depletion and accretion	1,467,691	(124,193)	1,343,498
Total operating costs and expenses	5,022,529	(768,948)	4,253,581
Operating income (loss)	3,456,103	(2,517,924)	938,179
Other income (expenses):
Interest income	1,464	(103)	1,361
Interest expense	(3,062,580)	21,486	(3,041,094)

	Nine Months Ended September 30, 2012
	As Reported	Adjustments	As Restated
Operating revenues
Oil revenues	$3,036,599	$(1,452,264)	$1,584,335
Pipeline revenues	1,396,165	(1,396,165)	-
Natural gas revenues	137,698	-	137,698
Total operating revenues	4,570,462	(2,848,429)	1,722,033
Operating costs and expenses
Operating costs	1,134,932	(627,672)	507,260
General and administrative expenses	1,849,269	(33,189)	1,816,080
Equity tax	98,481	(98,481)	-
Depreciation, depletion and accretion	565,705	(78,848)	486,857
Total operating costs and expenses	3,648,387	(838,190)	2,810,197
Operating income (loss)	922,075	(2,010,239)	(1,088,164)
Other income (expenses):
Interest income	3,615	(905)	2,710

13. SUBSEQUENT EVENTS

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

Results of Operations

Three Months ended September 30, 2013 compared to Three Months ended September 30, 2012

Our total revenues from continuing operations for the three months ended September 30, 2013 and 2012 comprised the following:

	2013		2012		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues
Oil sales	$2,534,162	95.2%	$679,919	88.9%	$1,854,243	272.7%
Natural gas sales	128,134	4.8%	84,572	11.1%	43,562	51.5%
Total revenues	$2,662,296	100.0%	$764,491	100.0%	$1,897,805	248.2%

Oil Sales

Oil Sales were $2,534,162, an increase of $1,854,243, or 272.7%, for the three months ended September 30, 2013 compared to $679,919 for the three months ended September 30, 2012. Oil sales increased due to an increase in the number of barrels sold and an increase in the average price per barrel. We sold 24,322 barrels (“BBLs”) at an average price of $105.03 in the 2013 period, compared to 7,439 BBLs at an average price of $96.64 in the 2012 period. We began well production in Logan County, Oklahoma, in the first quarter of 2012, and continue to develop wells in that area, driving the increase in oil sales.

Natural Gas Sales

Natural gas sales comprise revenues from the sale of natural gas and natural gas liquids. Natural gas sales were $128,134 for the three months ended September 30, 2013 compared to $84,572 for the three months ended September 30, 2012, an increase of $43,562, or 51.5%. All of our natural gas sales are from the well production in Logan County, Oklahoma.

Total revenues were $2,662,296, an increase of $1,897,805, or 248.2% for the three months ended September 30, 2013 compared to $764,491 for the three months ended September 30, 2012. Oil sales accounted for 95.2% and 88.9% of total revenues in the 2013 and 2012 periods, respectively.

Production

For the three months ended September 30, 2013 and 2012, our production was as follows:

	2013		2012		Increase/(Decrease)
Oil Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	24,752	100.0%	7,442	100.0%	17,310	232.6%

Natural Gas Production:	Net Mcf	% of Total	Net Mcf	% of Total	Mcf	%
United States	30,870	100.0%	19,452	100.0%	11,418	58.7%

Natural Gas Liquid Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	293	100.0%	-	n/a	293	n/a

Oil production, net of royalties, was 24,752 BBLs, an increase of 17,310 BBLs, or 232.6% for the three months ended September 30, 2013 compared to 7,442 BBLs for the three months ended September 30, 2012.

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

Operating Costs and Expenses

For the three months ended September 30, 2013 and 2012, our operating costs and expenses were as follows:

	2013		2012		Change
		Percent of		Percent of
	Amount	Sales	Amount	Sales	Amount	Percentage
Operating Expenses
Operating	$447,325	16.8%	$182,757	23.9%	$264,568	144.8%
General & administrative	531,056	19.9%	435,098	56.9%	95,958	22.1%
Depreciation, depletion and accretion	728,486	27.4%	186,934	24.5%	541,552	289.7%
Total operating expenses	$1,706,867	64.1%	$804,789	105.3%	$902,078	112.1%

Operating income	$955,429	35.9%	$(40,298)	-5.3%	$995,727	-2470.9%

Operating Costs

Our operating costs were $447,325 for the three months ended September 30, 2013 compared to $182,757 for the three months ended September 30, 2012, due primarily to an increase in operating costs as a result of having 29 wells in production in Logan County at September 30, 2013. Operating costs as a percentage of total revenues reduced to 16.8% in the 2013 period from 23.9% in 2012 period, as the percentage increase in revenues was greater than the percentage increase in operating costs as new wells came into production. Average production cost per barrel of oil equivalent (“Production Cost/BOE”) for the three months ended September 30, 2013 was $14.94.

General and Administrative Expenses

General and administrative expenses were $531,056 for the three months ended September 30, 2013, an increase of $95,958 or 22.1%, compared to $435,098 for the three months ended September 30, 2012. As a percent of total revenues, general and administrative expenses decreased to 19.9% in the 2013 period from 56.9% in the 2012 period. The increase of $95,958 in administrative expenses was primarily due to increased salary, legal and professional and insurance expenses. Stock based compensation for the three months ended September 30, 2013 was $14,750, compared to $13,800 in the three months ended September 30, 2012.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $728,486 for the three months ended September 30, 2013 and $186,934 for the three months ended September 30, 2012, an increase of $541,552 or 289.7%. Our depletion expense will continue to increase to the extent we are successful in our well production in Oklahoma.

Operating Income

Operating income from continuing operations was $955,429 for the three months ended September 30, 2013 compared to an operating loss of $40,298 for the three months ended September 30, 2012. The improvement in operating income is as a result of revenue growth of 248.2% exceeding the 112.1% increase in total operating expenses.

Interest Expense

Interest expense was $1,144,948 for the three months ended September 30, 2013 compared to $490,407 for the three months ended September 30, 2012, an increase of $654,541. The increase in interest expense during the 2013 period was primarily due to interest expense, deferred financing fees amortization, standby fees and debt discount amortization in connection with the Note Purchase Agreement and Secured Promissory Note. In the three months ended September 30, 2013, cash interest expense amounted to $777,000. The remaining non-cash interest expense of $367,948 consisted primarily of deferred financing fees of $314,462 and debt discount amortization of $53,486.

Oil and gas derivatives

Oil and gas derivatives reflected an unrealized loss of $470,434 for the three months ended September 30, 2013 as a result of marking open financial derivative instruments to market as of September 30, 2013 and losses realized on financial derivative instruments settled of $129,398 during the three months then ended. There were no open financial derivative instruments as of September 30, 2012.

Provision for Income Taxes

Provision for income taxes was zero for the three months ended September 30, 2013 and 2012. Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its U.S. operations for the current period.

Loss from Continuing Operations

Loss from continuing operations was $789,130 for the three months ended September 30, 2013 compared to a loss of $530,490 for the three months ended September 30, 2012. The $995,727 increase in operating income was more than offset by the $654,541 increase in interest expense and the $599,832 expense for oil and gas derivatives in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Income from Discontinued Operations Net of Income Taxes

Income from discontinued operations net of income taxes was $590,318 in the three months ended September 30, 2013 compared to income of $781,466 in the three months ended September 30, 2012.

Net Income (Loss)

Net loss was $198,812 for the three months ended September 30, 2013 compared to net income of $250,976 for the three months ended September 30, 2012. The $995,727 increase in operating income from continuing operations was more than offset by the $654,541 increase in interest expense, the $599,832 expense for oil and gas derivatives and the decrease of $191,148 in income from discontinued operations net of income taxes in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Foreign Currency Translation Gain (Loss)

Foreign currency translation gain attributable to discontinued operations was $1,439 for the three months ended September 30, 2013 compared to a loss of $2,515 for the three months ended September 30, 2012. The Colombian Peso to Dollar Exchange Rate averaged 1,907 and 1,796 for the three month periods ended September 30, 2013 and 2012, respectively and was 1,905 and 1,765 at September 30, 2013 and December 31, 2012.

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

Nine Months ended September 30, 2013 compared to Nine Months ended September 30, 2012

Our total revenues from continuing operations for the nine months ended September 30, 2013 and 2012 comprised the following:

	2013		2012		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues
Oil sales	$4,842,812	93.3%	$1,584,335	92.0%	$3,258,477	205.7%
Natural gas sales	348,948	6.7%	137,698	8.0%	211,250	153.4%
Total revenues	$5,191,760	100.0%	$1,722,033	100.0%	$3,469,727	201.5%

Oil Sales

Oil Sales were $4,842,812, an increase of $3,258,477, or 205.7%, for the nine months ended September 30, 2013 compared to $1,584,335 for the nine months ended September 30, 2012. Oil sales increased due to an increase in the number of barrels sold and in the average price per barrel. We sold 49,471 barrels (“BBLs”) at an average price of $97.87 in the 2013 period, compared to 16,632 BBLs at an average price of $96.64 in the 2012 period. We began well production in Logan County, Oklahoma, in the first quarter of 2012, and continue to develop wells in that area, driving the increase in oil sales.

Natural Gas Sales

Natural gas sales comprise revenues from the sale of natural gas and natural gas liquids. Natural gas sales were $348,948 for the nine months ended September 30, 2013 compared to $137,698 for the nine months ended September 30, 2012, an increase of $211,250, or 153.4%. All of our natural gas sales are from the well production in Logan County, Oklahoma.

Total revenues were $5,191,760, an increase of $3,469,727, or 201.5% for the nine months ended September 30, 2013 compared to $1,722,033 for the nine months ended September 30, 2012. Oil sales accounted for 93.3% and 92.0% of total revenues in the 2013 and 2012 periods, respectively.

Production

For the nine months ended September 30, 2013 and 2012, our production was as follows:

	2013		2012		Increase/(Decrease)
Oil Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	50,498	100.0%	16,632	100.0%	33,866	203.6%

Natural Gas Production:	Mcf	% of Total	Mcf	% of Total	Mcf	%
United States	76,609	100.0%	31,366	100.0%	45,243	144.2%

Natural Gas Liquid Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	940	100.0%	-	n/a	940	n/a

Oil production, net of royalties, was 50,498 BBLs, an increase of 33,866 BBLs, or 203.6% for the nine months ended September 30, 2013 compared to 16,632 BBLs for the nine months ended September 30, 2012.

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

Operating Costs and Expenses

For the nine months ended September 30, 2013 and 2012, our operating costs and expenses were as follows:

	2013		2012		Change
		Percent of		Percent of
	Amount	Sales	Amount	Sales	Amount	Percentage
Operating Expenses
Operating	$986,184	19.0%	$507,260	29.5%	$478,924	94.4%
General & administrative	1,923,899	37.1%	1,816,080	105.5%	107,819	5.9%
Depreciation, depletion and accretion	1,343,498	25.9%	486,857	28.3%	856,641	176.0%
Total operating expenses	$4,253,581	81.9%	$2,810,197	163.2%	$1,443,384	51.4%

Operating income	$938,179	18.1%	$(1,088,164)	-63.2%	$2,026,343	-186.2%

Operating Costs

Our operating costs were $986,184 for the nine months ended September 30, 2013 compared to $507,260 for the nine months ended September 30, 2012, due primarily to an increase in operating costs as a result of having 29 wells in production in Logan County at September 30, 2013. Operating costs as a percentage of total revenues reduced to 19.0% in the 2013 period from 29.5% in 2012 period, as the percentage increase in revenues was greater than the percentage increase in operating costs as new wells came into production. Production Cost/BOE for the nine months ended September 30, 2013 was $15.44.

General and Administrative Expenses

General and administrative expenses were $1,923,899 for the nine months ended September 30, 2013, an increase of $107,819 or 5.9%, compared to $1,816,080 for the nine months ended September 30, 2012. As a percent of total revenues, general and administrative expenses decreased to 37.1% in the 2013 period from 105.5% in the 2012 period. The increase of $107,819 was primarily due to an increase in salaries and insurance, partially offset by a reduction in legal and professional fees and stock based compensation. The decrease in stock based compensation expense for the nine months ended September 30, 2013 related to the issuance of fewer shares in the current period than in the prior year period. Stock based compensation for the nine months ended September 30, 2013 was $420,250, compared to $522,111 in the nine months ended September 30, 2012.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $1,343,498 for the nine months ended September 30, 2013 and $486,857 for the nine months ended September 30, 2012, an increase of $856,641 or 176.0%. Our depletion expense will continue to increase to the extent we are successful in our well production in Oklahoma.

Operating Income

Operating income from continuing operations was $938,179 for the nine months ended September 30, 2013 compared to an operating loss from continuing operations of $1,088,164 for the nine months ended September 30, 2012. The improvement in operating income is as a result of revenue growth of $3,469,727 which exceeded operating expense growth of $1,443,384.

Interest Expense

Interest expense was $3,041,094 for the nine months ended September 30, 2013 compared to $832,172 for the nine months ended September 30, 2012, an increase of $2,208,922. The increase in interest expense during the 2013 period was primarily due to interest expense, deferred financing fees amortization, standby fees and debt discount amortization in connection with the Note Purchase Agreement and Secured Promissory Note. In the nine months ended September 30, 2013, cash interest expense amounted to $1,940,297. The remaining non-cash interest expense of $1,100,797 consisted primarily of deferred financing fees of $955,886 and debt discount amortization of $144,901.

Oil and gas derivatives

Oil and gas derivatives reflected an unrealized loss of $507,124 for the nine months ended September 30, 2013 as a result of marking open financial derivative instruments to market as of September 30, 2013 and losses realized on financial derivative instruments settled of $129,398 during the nine months then ended. There were no open financial derivative instruments as of September 30, 2012.

Provision for Income Taxes

Provision for income taxes was zero for the nine months ended September 30, 2013 and 2012. Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its U.S. operations for the current period.

Loss from Continuing Operations

Loss from continuing operations was $2,738,076 for the nine months ended September 30, 2013 compared to $1,917,626 for the nine months ended September 30, 2013. The $2,026,343 increase in operating income was more than offset by the $2,208,922 increase in interest expense and the $636,522 expense for oil and gas derivatives in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Income from Discontinued Operations Net of Income Taxes

Income from discontinued operations net of income taxes was $2,496,541 in the nine months ended September 30, 2013 compared to income of $2,011,144 in the nine months ended September 30, 2012.

Net Income (Loss)

Net loss was $241,535 for the nine months ended September 30, 2013 compared to net income of $93,518 for the nine months ended September 30, 2012. The $2,026,343 increase in operating income from continuing operations and the increase of $485,397 in income from discontinued operations net of income taxes were more than offset by the $2,208,922 increase in interest expense, the $636,522 expense for oil and gas derivatives in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

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

Net cash used in investing activities totaled $17,522,117 for the nine months ended September 30, 2013 and consisted primarily of investments in oil and gas wells of $17,374,532. Net cash used investing activities in 2012 totaled $5,748,135 and consisted primarily of $9,954,470 investment in oil and gas properties, partially offset by $4,274,532 net proceeds from assignment of leases.

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

OSAGE EXPLORATION AND DEVELOPMENT, INC. (Registrant)

Date: November 18, 2013	By:	/s/ Kim Bradford
Kim Bradford
President and Chief Executive Officer

Date: November 18, 2013	By:	/s/ Norman Dowling
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

