Form 10-K
period 2013-12-31
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2014-03-31
CIK 1405686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

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

The aggregate market value of the issuer’s Common stock held by non-affiliates of the registrant on June 30, 2013 was approximately $32,413,158 based on the closing price of $1.05 as reported on the NASD’s OTC Electronic Bulletin Board system.

As of March 27, 2014, there were 57,591,342 shares of Osage Exploration and Development, Inc., Common stock, par value $0.0001, outstanding.

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

PART I

Item 1. Business

Overview

Osage Exploration and Development, Inc., (“Osage” or the “Company”) is an oil and natural gas exploration and production company with proved reserves and existing production in the state of Oklahoma. We are headquartered in San Diego, California with operations offices in Oklahoma City, Oklahoma.

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

Woodford Shale

The Woodford Shale is a major energy resource with the potential for significant unconventional oil and gas production. The Woodford is a Devonian aged, highly carboniferous black shale that has sourced the vast majority of migratable hydrocarbons in Oklahoma and Kansas. The known inefficacies of hydrocarbon expulsion is the primary reason why source rocks like the Woodford retain large volumes of oil and gas. Currently, there are more than 1,500 producing horizontal Woodford wells in Oklahoma. This world class source rock underlies all of our Mississippian acreage.

Cimarrona

On April 8, 2008, we entered into a membership interest purchase agreement (the “Purchase Agreement”) with Sunstone Corporation pursuant to which we acquired from them 100% of the membership interests in Cimarrona Limited Liability Company (“Cimarrona LLC”), an Oklahoma limited liability company. Cimarrona LLC owns a 9.4% interest in certain oil and gas assets in the Guaduas field, located in the Dindal and Rio Seco Blocks that consist of twenty-one wells, of which seven are currently producing, that covers 30,665 acres in the Middle Magdalena Valley in Colombia, as well as a pipeline with a current capacity of approximately 40,000 barrels of oil per day.

On October 7, 2013, the Company completed the sale of 100% of the membership interests in Cimarrona LLC to Raven Pipeline Company, LLC (“Raven”), pursuant to a Membership Interest Purchase Agreement dated September 30, 2013 (the “Agreement”) by and between the Company and Raven. We had classified Cimarrona as discontinued operations from August 1, 2013, as it had received an expression of interest and had concluded that a sale of its membership interests was in the best interest of stockholders.

The sales price consisted of cash of $6,800,000, less settlement of debt of Cimarrona LLC of approximately $250,000. Of the net sales price, $250,000 is being held in escrow for 12 months to secure any post-Closing purchase price adjustments and any indemnity obligations of the Company pursuant to the Agreement. In addition, as long as the per barrel transportation rate charged with respect to the pipeline is not adjusted prior to March 31, 2014, then Raven will pay the Company an additional $1,000,000 in cash. Pursuant to the Agreement, the Company also recognized a receivable for a working capital adjustment of $422,955 in other current assets as of December 31, 2013 and recognized a gain on disposal of discontinued operations of $4,873,660 in the year ended December 31, 2013.

The Cimarrona property is subject to an Ecopetrol Association Contract (the “Association Contract”) whereby Ecopetrol S.A. (“Ecopetrol”) receives royalties of 20% of the oil produced. The pipeline is not subject to the Association Contract. In addition to the royalty, according to the Association Contract, Ecopetrol may, for no consideration, become a 50% partner, once an audit of revenues and expenses indicate that the partners in the Association Contract have received a 200% reimbursement of all historical costs to develop and operate the Guaduas field. If such an audit determines that the specified reimbursement of historical costs occurred prior to September 30, 2013, the Company is required to reimburse Raven for any amounts due to Ecopetrol from Cimarrona LLC which relate to the period prior to that date. The Company believes its maximum exposure is 50% of Cimarrona LLC’s oil revenues for the nine months ended September 30, 2013, or $729,308. The Company has not recorded any provision for this matter, as it is not possible to estimate the potential liability, if any.

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

On March 4, 2005, the Company changed its name to Kachina Gold Corporation. On April 24, 2006, Kachina Gold Corporation merged with Osage Energy Company, LLC. and on May 15, 2006 changed its name to Osage Energy Corporation. On July 2, 2007, the domicile of the Company was changed to Delaware and in connection therewith, the name of the Company was changed to Osage Exploration and Development, Inc. On February 27, 2008, our stock began trading on the NASDAQ OTC Bulletin Board market under the ticker “OEDV”.

Our principal office is located at 2445 Fifth Avenue, Suite 310, San Diego, California 92101. Our phone number is (619) 677-3956.

Distribution Methods

We currently generate oil, natural gas and natural gas liquid sales from our production operations in the state of Oklahoma. Slawson Exploration Company (“Slawson”) is the operator of the majority of our Logan County, Oklahoma, oil and gas properties and the remainder are operated by three other operators, Stephens Production Company (“Stephens”), Devon Energy Production Co. LLC (“Devon”), and Sundance Energy Co. All of the oil, natural gas and natural gas liquids produced at these properties is sold by the operators on our behalf at market prices at the time of sale. Each operator is responsible for remitting our share of the oil and gas revenues to us. There is significant demand for oil and gas and there are several companies in our area that purchase oil from small oil producers.

In 2013, Slawson, Stephens and Devon accounted for 80.0%, 10.6% and 9.2% of our revenues from continuing operations, respectively. In 2012, Slawson and Devon accounted for 97.4% and 0.7% of revenues from continuing operations, respectively.

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

Government Approvals

We are required to get approval from the Oklahoma Corporation Commission before any work can begin on any well in Oklahoma and before production can be sold. We have all of the required permits on the properties currently in operation.

Existing or Probable Governmental Regulations

We, currently, are active in the state of Oklahoma. The development and operation of oil and gas properties is highly regulated by states and/or foreign governments. In some areas of exploration and production, the United States government or a foreign governmental agency regulates the industry.

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

The costs of complying with state regulations include a permit for drilling a well before beginning a project. Other compliance matters have to do with keeping the property free of oil spills and the plugging of wells when they no longer produce. If oil spills are not cleaned up on a timely basis fines can be significant. We utilize consultants and independent contractors to visit and monitor our properties in Oklahoma on a regular basis to prevent mishaps and ensure prompt attention and, if necessary, appropriate correction and remedial activity. The other significant cost of compliance with state regulations is the plugging of wells after their useful life. In most instances, there is pumping equipment and pipe which can be salvaged to offset some if not all of that cost. Plugging a well consists of pumping cement into the well bore sufficient to prevent any oil and gas zone from ever leaking and contaminating the fresh water supply.

Costs and Effects of Compliance with Environmental Laws

There is a cost in complying with environmental laws that is associated with each well that is drilled or operated, which cost is added to the cost of the operation. Each well will have an additional cost associated with plugging and abandoning the well when it is no longer commercially viable. As of December 31, 2013 we have not incurred any dismantlement and abandonment costs.

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

Facilities

We lease 1,386 square feet of modern office space in San Diego, California as our corporate headquarters pursuant to a 36 month lease from February 2011, which was renewed for an additional 36 month period through February 2017. Monthly rent is $2,980, $3,084 and $3,192 for the first, second and third years, respectively, of the renewal period.

In December 2013, we entered into a 36 month lease commencing in March 2014 for 6,368 feet of executive office space for our production offices in Oklahoma City, Oklahoma. Monthly rent for this space is $11,114 for the entire duration of the lease.

In the case of both of these leases we are also responsible for our proportionate share of common area expenses.

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

We have incurred significant operating losses in prior years and at December 31, 2013 had an accumulated deficit of $4,219,480. In 2013, we recognized a one-time gain of $4,873,660 on the sale of 100% of our membership interests in Cimarrona, LLC. Given the level of operating expenditures and the uncertainty of revenues and margins, we may continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business. The audit opinion in the accompanying consolidated financial statements has a paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

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

Many of our activities are subject to federal, state and/or local regulation, and as these rules are subject to constant change or amendment, there can be no assurance that our operations will not be adversely affected by new or different government regulations, laws or court decisions applicable to our operations.

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

There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values. The reserves we report in our filings with the SEC are only estimates and may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil, natural gas and natural gas liquids that cannot be measured in an exact manner. Estimates of economically recoverable crude oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future crude oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs. Some or all of these assumptions may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of crude oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

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

At our Oklahoma properties, we sold oil at $88.90 to $106.32 per barrel in 2013 compared to $79.79 to $106.49 per barrel in 2012. We have entered into certain derivative financial instruments to partially mitigate the risk of lower oil and gas prices.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The principal assets of the Company consist of proved and unproved oil and gas properties and oil and gas production related equipment. Our oil and gas properties are located in the state of Oklahoma.

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

Management maintains internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations as promulgated by the SEC. The Company retained Pinnacle Energy Services, LLC (“Pinnacle”) to independently prepare estimates of our oil and gas reserves in our properties in Logan County, Oklahoma. Management is responsible for providing the following information related to our oil and gas properties to the firm: working and net revenue interests, historical production rates, current operating and future development costs, and geoscience, engineering and other information. Greg Franklin, our Chief Geologist, reviews the final reserve estimate for completeness and reasonableness and, if necessary, discusses the process used and findings with the designated technical person at Pinnacle. Our Chief Geologist has over 25 years of oil and gas experience. The technical person primarily responsible for audit of our reserve estimates at Pinnacle meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Pinnacle is an independent firm of petroleum engineers, geologists, geophysicists, and petro physicists; they do not own an interest in our properties and are not employed on a contingent fee basis. Reserve estimates are imprecise and subjective and may change at any time as additional information becomes available. Furthermore, estimates of oil and gas reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

The Company’s estimated future net recoverable oil and gas reserves from proved reserves, both developed and undeveloped properties, were assembled by Pinnacle for the properties in Logan County, Oklahoma as of December 31, 2013 and December 31, 2012, and are as follows:

			Natural
	Crude	Natural	Gas
	Oil	Gas	Liquids
	(BBLs)	(MCF)	(BBLs)
December 31, 2013	1,508,000	6,365,000	43,000

December 31, 2012	364,000	1,499,000	-

Using year-end oil, gas and natural gas liquid prices and lease operating expenses, the estimated value of future net revenues to be derived from the Company’s proved developed oil and gas reserves, discounted at 10%, were approximately $40.9 million at December 31, 2013 and $14.8 million at December 31, 2012 for the Properties in Logan County, Oklahoma.

The Company’s net oil production after other working interests and average cost per barrel for 2013 and 2012 were as follows:

	2013		2012		Increase/(Decrease)
Oil Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	76,409	100.0%	22,057	100.0%	54,352	246.4%

The Company’s average production cost per barrel of oil equivalent is as follows:

	2013	2012

Average production cost per barrel of oil equivalent (“BOE”)	$14.76	$7.26

The following summarizes the developed leasehold acreage held by the Company as of December 31, 2013 and 2012. Gross acres are the total number of acres in which the Company has a working interest. Net acres are the sum of the Company’s fractional interests owned in the gross acres. Developed acreage is acreage in which we have leased the mineral rights for oil and gas and have drilled or re-worked wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

	Developed Acreage
	Gross	Net
December 31, 2013	26,823	4,181

December 31, 2012	2,821	651

	Undeveloped Acreage
	Gross	Net
December 31, 2013	24,328	13,457

December 31, 2012	59,240	14,845

The following summarizes the Company’s productive oil wells as of December 31, 2013 and 2012. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which the Company has an interest. Net wells are the sum of the Company’s fractional interests owned in the gross wells.

	Productive Wells
	Gross	Net
December 31, 2013	40.0	7.2

December 31, 2012	5.0	1.1

Drilling Activity

In December 2011, the Company commenced drilling its first well in Logan County and at December 31, 2013 the Company had commenced drilling 42 wells, 40 of which achieved production and revenues in 2013. Also as of December 31, 2013, the Company had completed four salt water disposal wells.

Delivery Commitments

We are obligated, under certain open oil and natural gas derivative positions to deliver monthly, through June 30, 2015, 6,000 BBLs of oil and 10,000 Mcf of natural gas.

Item 3. Legal Proceedings

Neither our Company nor any of its property is a party to, or the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the OTC Bulletin Board under the symbol “OEDV”. The high and low closing prices, as reported by the OTC Bulletin Board, are as follows for 2013 and 2012. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Year ended December 31, 2013
First Quarter	$1.85	$0.91
Second Quarter	$1.60	$1.05
Third Quarter	$1.58	$0.90
Fourth Quarter	$1.49	$0.96

Year ended December 31, 2012
First Quarter	$1.07	$0.40
Second Quarter	$2.37	$0.70
Third Quarter	$1.39	$0.95
Fourth Quarter	$1.11	$0.55

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

Holders

As of March 27, 2014, there were approximately 220 holders of record of our common stock, which figure does not take into account those stockholders whose certificates are held in the name of broker-dealers or other nominee accounts.

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

On April 21, 2011, the Company entered into a participation agreement (“Participation Agreement”) with Slawson Exploration Company (“Slawson”) and U.S. Energy Development Corporation (“USE,” Slawson and USE, together, the “Parties”). Pursuant to the terms of the Participation Agreement, Slawson and USE acquired 45% and 30% respectively, of our 10,000 acre Nemaha Ridge prospect in Logan County, Oklahoma for $4,875,000. In addition, the Parties carried Osage for 7.5% of the cost of the first three horizontal Mississippian wells, which means that for the first three horizontal Mississippian wells, the Company provided up to 17.5% of the total well costs. After the first three wells, the Company is responsible for up to 25% of the total well costs. Revenue from wells drilled pursuant to the Participation Agreement, after royalty payments, is allocated 45% to Slawson, 30% to USE and 25% to Osage. Slawson was the operator of all wells in the Nemaha Ridge prospect in sections where the Parties’ acreage controlled the section. In sections where the Parties’ acreage did not control the section, we may elect to participate in wells operated by others.

On December 12, 2013, Osage and Slawson entered into an agreement (the “Partition Agreement”) which amended Participation Agreement related to certain lands located within the Nemaha Ridge in Logan County, Oklahoma, and for the exploration and development of those leases by the Parties.

Under the Partition Agreement and effective as of September 1, 2013, the Slawson Exploration Group agreed to assign all of its rights, title and interest in and to the oil and gas leases and force-pooled acreage which are part of the Nemaha Ridge Project within certain sections to Osage and Osage agreed to assign all of its rights, title and interest in and to the oil and gas leases and force-pooled acreage which are part of the Nemaha Ridge Project within certain sections to the Slawson Exploration Group, such that the net acreage controlled by the parties would remain substantially unchanged, but that the acreage controlled by each of the parties in undeveloped sections would be located in sections where the other party did not control acreage. The parties also agreed that the Participation Agreement would terminate as to all lands within the Nemaha Ridge Project except for lands within sections already developed by the parties which shall continue to be controlled by the Participation Agreement.

As a result of the Partition Agreement, Osage has become the project operator on a majority of its acreage in the Nemaha Ridge Project. As of December 31, 2013, Osage was allocated approximately 5,014 net acres (9,734 gross) in thirty sections, and remains joint-venture partners with the Slawson in approximately 4,181 net acres (26,823 gross) across forty-five sections.

In 2011, the Company began to acquire leases in Pawnee County, Oklahoma, targeting the Mississippian formation. In July 2011, we purchased from B&W Exploration, Inc. (“B&W”) the Pawnee County prospect targeting the Mississippian, for $8,500. In addition, B&W is also entitled to an overriding royalty interest on the leases acquired and a 12.5% carry on the first $200,000 of lease bonus paid in the form of an assignment of 12.5% of the leases acquired. Subsequently, B&W shall have an option to purchase a 12.5% share of leasehold acquired on a heads-up basis. As of December 31, 2013, the Company had 4,190 net acres (5,085 gross) leased in Pawnee County. As of December 31, 2013, none of these leases have been assigned to B&W.

In 2011, we also began to acquire leases in Coal County, Oklahoma, targeting the Woodford Shale formation. The Woodford Shale formation is located mainly in southeastern Oklahoma in the Arkoma Basin. The Woodford shale lies directly under the Mississippian and started as a vertical play, but horizontal drilling techniques and multi-stage fracturing technology have been used in the Woodford in recent years with much success. At December 31, 2013, we had 4,253 net (9,509 gross) acres leased in Coal County.

At December 31, 2013, we have leased 51,151 gross (17,638 net) acres across three counties in Oklahoma as follows:

	Gross	Osage Net
Logan (non operated)	26,823	4,181
Logan	9,734	5,014
Coal	9,509	4,253
Pawnee	5,085	4,190
	51,151	17,638

The Company has accumulated deficits of $4,219,480 and $8,074,786 and working capital deficits of $12,961,622 and $643,843 as of December 31, 2013 and 2012, respectively.

The Company’s operating plans require additional funds which may take the form of debt or equity financings. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving profitable operations and obtaining additional financing. There is no assurance additional funds will be available on acceptable terms or at all.

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next 12 months and beyond. These steps include (a) BECOMING OPERATORS OF OUR OWN WELLS, (B) participating in drilling of wells in Logan County, Oklahoma within the next 12 months, (c) controlling overhead and expenses, and (d) raising additional equity and/or debt.

On April 27, 2012, we entered into a $10,000,000 senior secured note purchase agreement with Apollo Investment Corporation and on April 5, 2013 we amended this agreement, increasing the facility to $20,000,000. As of December 31, 2013, as a result of production delays outside of the Company’s control, the Company was not in compliance with certain covenants including the minimum production covenant under the senior secured note purchase agreement. (see Note 6 - Debt in the accompanying consolidated financial statements).

In February 2014, the Company initiated a private placement, pursuant to Securities Purchase Agreements between Osage and certain purchasers, with aggregate gross proceeds of approximately $6.5 million. The purchase price of each unit, representing one share of common stock and a warrant to purchase 0.4 shares of common stock at $1.80 per share, was $0.90. The warrants have a term of five years. The placement agent will receive placement fees of 8%, in cash or warrants or a combination thereof at their election.

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

Results of Operations

Year ended December 31, 2013 compared to year ended December 31, 2012

	2013		2012		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues
Oil sales	$7,339,943	91.4%	$2,030,596	89.7%	$ 5,309,347	261.5%
Natural gas sales	6 89,145	8.6%	233,417	10.3%	455,728	195.2%
Total revenues	$8,029,088	100.0%	$2,264,013	100.0%	$5,765,075	254.6%

Oil Sales

Oil sales were $7,339,943, in 2013, an increase of $5,309,347, or 261.5%, compared to $2,030,596 in 2012. The increase in oil sales is due to additional wells in production in Logan County, Oklahoma. We sold 74,567 barrels (“BBLs”) in 2013 at an average gross price of $97.31 per barrel, compared to 22,146 BBLs in 2012 at an average price of $94.13 per barrel.

Natural Gas Sales

Natural gas sales comprise revenues from the sale of natural gas and natural gas liquids. Natural gas sales were $689,145 for the year ended December 31, 2013 compared to $233,417 for the year ended December 31, 2012. All of our natural gas sales are from the well production in Logan County, Oklahoma. Natural gas production is measured in a 1,000 cubic foot unit referred to as a “Mcf.” and natural gas liquid production is measured in BBLs. We sold 141,506 Mcf of natural gas at an average of $3.97 per Mcf in 2013 compared to 50,430 Mcf at $4.74 per Mcf in 2012. The price achieved per BBL for 3,306 BBLs of natural gas liquids in 2013 was $28.88 and there were no sales of natural gas liquids in 2012.

Total Revenues

Total revenues were $8,029,088, an increase of $5,765,075, or 254.6% for the year ended December 31, 2013 compared to $2,264,013 for the year ended December 31, 2012. Oil sales accounted for 91.4% and 89.7% of total revenues in the 2013 and 2012 periods, respectively.

Production

	2013		2012		Increase/(Decrease)
Oil Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	76,409	100.0%	22,057	100.0%	54,352	246.4%

Natural Gas Production:	Mcf	% of Total	Mcf	% of Total	Mcf	%
United States	149,738	100.0%	62,131	100.0%	87,607	141.0%

Natural Gas Liquid Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	3,507	100.0%	-	n/a	3,507	n/a

Oil production, net of royalties, was 76,409 BBLs, an increase of 54,352 BBLs, or 246.4%, for the year ended December 31, 2013 compared to 22,057 BBLs for the year ended December 31, 2012, due to production increases as a result of additional wells.

Natural gas production was 149,738 Mcf, an increase of 87,607 Mcf, or 141.0%, for the year ended December 31, 2013, compared to 62,131 Mcf for the year ended December 31, 2012.

Natural gas liquid production for the year ended December 31, 2013 was 3,507 BBLs and there was no production of natural gas liquids in the prior year.

Operating Costs and Expenses

	2013		2012		Change
		Percent of		Percent of
	Amount	Sales	Amount	Sales	Amount	Percentage
Operating Expenses
Operating expenses	$ 1 ,547,949	19.3%	$ 2 58,686	11.4%	$ 1 ,289,263	498.4%
General & administrative expenses	2,613,920	32.6%	2 ,661,922	117.6%	(48,002)	-1.8%
Depreciation, depletion and accretion	2,320,441	28.9%	3 14,540	13.9%	2 ,005,901	637.7%
Loss on disposal of fixed assets	-	n/a	21,599	1.0%	(21,599)	n/a
Total operating expenses	$ 6,482,310	80.7%	$ 3 ,256,747	143.8%	$ 3 ,225,563	99.0%

Operating income (loss)	$1,546,778	19.3%	$(992,734)	-43.8%	$2,539,512	-255.8%

Well operating expenses

Our well operating expenses in 2013 were $1,547,949, an increase of $1,289,263, or 498.4% compared to $258,686 in 2012, due primarily to an increase in the number of wells in operation in Logan County, Oklahoma. Operating expenses as a percentage of total revenues increased to 19.3% in 2013 from 11.4% in 2012, as the percentage increase in operating expenses was greater than the percentage increase in revenues as new wells came into production. Production Cost/BOE for 2013 was $14.76 compared to $7.26 for 2012.

General and administrative expenses

General and administrative expenses in 2013 were $2,613,920, a decrease of $48,002, or 1.8%, compared to $2,661,922 in 2012. The decrease is primarily due to a reduction in stock based compensation of $368,277 to $528,417 in 2013 and a reduction in legal and professional fees of $104,427 to $406,513 in 2013, partially offset by an increase in salaries of $242,938 to $932,380 in 2013 and an increase in insurance of $70,711 to $176,478 in 2013. As a percentage of revenues, general and administrative expenses reduced to 32.6% in 2013 from 117.6% in 2012.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $2,320,411 for the year ended December 31, 2013 and $314,540 for the year ended December 31, 2012, an increase of $2,005,901 or 637.7%, due to increased wells in production. Our depletion expense will continue to increase to the extent we are successful in our well production in Oklahoma.

Operating income (loss)

Operating income was $1,546,778 in 2013 compared to an operating loss of $992,734 in 2012. The improvement in operating results of $2,539,512 was due to the increase in revenues of $5,765,075 for the year ended December 31, 2013 compared to the year ended December 31, 2012, partially offset by the $3,225,563 increase in operating expenses during the same period.

Interest expense

Interest expense was $4,566,246 for the year ended December 31, 2013 compared to $1,390,277 for the year ended December 31, 2012, an increase of $3,175,969. The increase in interest expense during the 2013 period was primarily due to increased borrowings with respect to the Note Purchase Agreement. Cash interest expense in 2013 amounted to $2,999,838, and non-cash interest expense in 2013 of $1,566,408 was comprised of amortization of deferred financing fees of $1,295,348 in connection with the Note Purchase Agreement and amortization of debt discount of $271,060 with respect to the Secured Promissory Note.

Oil and gas derivatives

Oil and gas derivatives reflected an unrealized loss of $357,567 for the year ended December 31, 2013 as a result of marking open financial derivative instruments to market as of December 31, 2013 and losses realized on financial derivative instruments settled of $138,236 during the year then ended. There were no open financial derivative instruments as of December 31, 2012.

Provision for income taxes

Provision for income taxes was $1,624 for 2013 and zero for 2012. The 2013 provision represented minimum state corporation tax assessments.

Loss from continuing operations

Loss from continuing operations was $3,514,895 for the year ended December 31, 2013 compared to a loss of $2,380,133 for the year ended December 31, 2012. The $2,539,512 increase in operating income was more than offset by the $3,175,969 increase in interest expense and the $495,803 loss on oil and gas derivatives in the year ended December 31, 2013 compared to the prior year period.

Income from discontinued operations net of income taxes

Income from discontinued operations net of income taxes was $2,496,541 in the year ended December 31, 2013 compared to income of $1,863,427 in the prior year period. The income in 2013 represents income for the nine months ended September 30, 2013, the effective date of the sale of the discontinued operations, and includes a benefit of $531,644 related to an amnesty for certain 2003 equity taxes.

Gain on disposal of discontinued operations

The Company recorded a gain of $4,873,660 on the sale of Cimarrona, LLC which comprised certain oil and pipeline assets and operations in Colombia.

Net income (loss)

Net income was $3,855,306 in 2013 compared to a net loss of $516,706 in 2012. The increase in loss from continuing operations of $1,134,762 was more than offset by the increase in income from discontinued operations after taxes of $633,114 and the gain on the sale of discontinued operations of $4,873,660 when comparing 2013 to 2012.

Foreign currency translation adjustment attributable to discontinued operations

Foreign currency translation gain was $24,153 in 2013 compared to a loss of $21,460 in 2012, as a result of favorable trends in the Colombian Peso to Dollar exchange rate.

Comprehensive income (loss)

Comprehensive income was $3,879,459 for the year ended December 31, 2013 compared to a comprehensive loss of $538,166 for the year ended December 31, 2012. The increase in net income of $4,372,012 to $3,855,306 in 2013 from a loss in 2012 was the primary contributor, along with the foreign currency translation gain of $24,153 compared to a loss of $21,460 in 2012.

Income (loss) per share

Basic and diluted loss per share from continuing operations was $0.07 in 2013 compared to a loss per share of $0.05 in 2012. Basic and diluted income per share from discontinued operations in 2013 was $0.15, compared to $0.04 in 2012, primarily due to the gain of $4,873,660 on the sale of discontinued operations.

Liquidity and Capital Resources

We had a working capital deficit of $12,961,622 at December 31, 2013, compared to working capital deficit of $643,843 at December 31, 2012. The increase in the working capital deficit is primarily as a result of the $17,000,000 increase in notes payable, partially offset by the $2,296,438 increase in cash and equivalents.

Net cash provided by operating activities was $80,491 in 2013 compared to $1,962,071 in 2012. The major components of net cash provided by operating activities in 2013 were the $3,855,306 net income, the $2,320,213 provision for depreciation, depletion and accretion and the $1,295,348 amortization of deferred financing costs almost fully offset by the gain on sale of oil & gas properties of $4,873,660, the increase of $2,660,855 in accounts receivable and the decrease of $1,267,320 in accrued expenses. The major components of net cash provided by operating activities in 2012 were the $568,777 provision for depreciation, depletion and accretion, the amortization of deferred financing costs of $734,976, the increase in accrued expenses of $687,887 and warrants and shares issued for services of $448,111 and $448,583, respectively, offset by the $516,706 net loss and the increase in accounts receivable of $363,548.

Net cash used by investing activities was $12,365,388 in 2013 compared to $8,098,036 in 2012. Net cash used by investing activities in 2013 consisted primarily of $17,891,932 investment in oil & gas properties, partially offset by $6,295,193 net proceeds from the sale of oil & gas properties. Net cash used by investing activities in 2012 consisted primarily of $12,781,375 investment in oil & gas properties, partially offset by $4,686,610 net proceeds from assignment of leases.

Net cash provided by financing activities was $14,552,815 and $4,831,308 in 2013 and 2012, respectively. Net cash provided in 2013 consisted primarily of proceeds of $17,000,000 from secured promissory notes, partially offset by $2,500,000 in principal repayments on secured promissory notes. Net cash provided in 2012 consisted primarily of $5,500,000 of borrowing on secured promissory notes, partially offset by payment of $670,692 of deferred financing costs.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have material exposure to interest rate changes, as our $20,000,000 secured promissory note carries an interest rate of the London interbank overnight rate (“Libor”) plus 15%, with a Libor floor of 2%. We are subject to changes in the price of oil, which are out of our control. At our Oklahoma Properties, we sold oil at $88.90 to $106.32 per barrel in 2013 compared to $79.79 to $106.49 per barrel in 2012.

Effect of Changes in Prices

Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil produced by us fluctuated significantly during the last year. Changes in the price that we receive for our oil and natural gas is set by market forces beyond our control as well as governmental intervention. The volatility and uncertainty in oil and natural gas prices have made it more difficult for a company like us to increase our oil and natural gas asset base and become a significant participant in the oil and gas industry. We currently sell the majority our oil and natural gas production to Slawson, Stephens and Devon. However, in the event these customers discontinued oil and gas purchases, we believe we can replace them with other customers which would purchase the oil and gas at terms standard in the industry.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a field-by-field basis. As of December 31, 2013 and 2012, our oil and natural gas production continuing operations were conducted in Logan County in the state of Oklahoma. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

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

Off-Balance Sheet Arrangements

Our Company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us, except as disclosed in the consolidated financial statements, under which we have:

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2013 and for the year then ended were audited by Mayer Hoffman McCann P.C. an independent registered accounting firm. Our consolidated financial statements as of December 31, 2012 and for the year then ended were audited by MaloneBailey, LLP, an independent registered public accounting firm. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X as promulgated by the SEC. The aforementioned consolidated financial statements are included herein starting with page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In January 2014 we dismissed MaloneBailey, LLP and appointed Mayer Hoffman McCann P.C. as our independent public accounting firm for the 2013. There were no disagreements with either independent public accounting firm on accounting or financial disclosure.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, utilizing a top-down, risk based approach described in SEC Release No. 34-55929 as suitable for smaller public companies. Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2013 is not effective. Based on this assessment, management has determined that, as of December 31, 2013, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment was the lack of independent oversight by an audit committee of independent members of the Board of Directors. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Given the difficulty of finding qualified individuals who are willing to serve as independent directors, there has been no change in the audit committee.

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

(c) Changes to Internal Control Over Financial Reporting.

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the quarter ending December 31, 2013 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, and offices held by our directors and executive officers:

Name	Position	Director Since	Age
Kim Bradford	President, Chief Executive Officer, Chairman of the Board	February 2007	61
Greg Franklin	Chief Geologist, Director	May 2005	57
Norman Dowling	Chief Financial Officer	N/A	51

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

Greg L. Franklin: Mr. Franklin has been our Chief Geologist since November 9, 2007 and a director of the Company since May 2005. Mr. Franklin previously served as a consultant to the Company in the role of a petroleum geologist since February 2005. Mr. Franklin has 25 years of experience in the search, discovery, management and production of oil and gas. From March 1999 to February 2005 Mr. Franklin was a staff geologist for Barbour Energy. Mr. Franklin’s previous experience includes positions as Vice President for Gulf Coast Exploration and Development Company and geologist with Conoco. Mr. Franklin graduated with a Bachelor of Science in Geology from Oklahoma State University in 1980.

Norman Dowling: Mr. Dowling has been our part time Chief Financial Officer since January 2013. Since 2009, Mr. Dowling has been providing senior financial consulting services to a range of entities in the retail, technology, and education sectors. Mr. Dowling has over 20 years of finance experience, including four years as Executive Vice President and Chief Financial Officer of The Active Network, Inc. (“Active”) from 2004 through 2008, during which time Active completed 23 acquisitions and three private equity rounds raising over $165 million, and four years as Vice President Finance, at PETCO Animal Supplies, Inc. (“PETCO”) from 1999 through 2004, during which time PETCO was taken private through a leveraged recapitalization and re-emerged as a public company through an initial public offering. Mr. Dowling also served as Chief Financial Officer of Factory 2U Stores, Inc. and CinemaStar Luxury Theatres, Inc. In addition to a number of other senior financial positions, Mr. Dowling’s experience includes six years with Ernst & Young in audit assurance and management consultancy roles. Mr. Dowling holds a Bachelor of Commerce degree from University College Dublin, Ireland.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that all required directors, officers and greater than ten percent shareholders complied with applicable filing requirements during the fiscal year ended December 31, 2013.

Audit Committee

We do not have an Audit Committee, as our BOD during 2013 performed the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. None of our directors are independent and no current director would qualify as an independent financial expert. We do not currently have a written audit committee charter or similar document.

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

Item 11. Executive Compensation

Executive Officers

Our current executive officers are as follows:

Name	Age	Position
Kim Bradford	61	President, Chief Executive Officer
Greg Franklin	57	Chief Geologist
Norman Dowling	51	Chief Financial Officer

Pursuant to Securities Exchange Commission rules, our reportable “named executive officers” for the last two years include Kim Bradford, who serves as our Principal Executive Officer, Norman Dowling, who serves as Principal Financial Officer, as well as Greg Franklin, our Chief Geologist.

During the last two fiscal years, the following executive officers of our company have received total annual salary and bonus exceeding $100,000:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary		Bonus		Stock Awards		Nonequity incentive plan compensation		Nonqualified deferred compensation earnings		All other compensation		Total
Kim Bradford President and CEO	2013 2012	$ $	300,000 300,000	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	300,000 300,000
Greg Franklin Chief Geologist	2013 2012	$ $	240,000 226,154	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	240,000 226,154

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

On January 21, 2013, the Company entered into a consulting agreement with Norman Dowling to serve as Chief Financial Officer in a part-time capacity. The Company is currently negotiating with Mr. Dowling on a full-time employment contract.

We do not have any other contractual arrangements with our executive officers, promoters or directors, nor do we have any compensatory arrangements with our executive officers, promoters or directors other than as described below:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Kim Bradford	---	---	---	---	---	---	---	---	---
Greg Franklin	---	---	---	---	---	---	---	---	---

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information as of March 27, 2014 with respect to each beneficial owner of more than five percent of the Company’s common stock:

Name and Address of	Common Stock	Percent
Beneficial Owner	Beneficially Owned	of Class
Kim Bradford	7,035,000	12.2%
2445 5th Avenue, Suite 310
San Diego, CA 92101
Mustang Capital Venture, LLC [1]	5,250,000	9.1%
10101 Reunion Place, Suite 1000
San Antonio, TX 78216
Greg L. Franklin	3,950,000	6.9%
324 N. Robinson, 8th Floor
Oklahoma City, OK 73102

The percentage ownership is based on 57,591,342 shares outstanding at March 27, 2014

[1] Information is derived from Schedule 13D filed by Mustang Capital Venture, LLC on March 16, 2009.

The following table shows information as of March 27, 2014 with respect to each of the beneficial owners of the Company’s common stock by its executive officers, directors and nominee individually and as a group:

Name and Address of	Common Stock	Percent
Beneficial Owner	Beneficially Owned	of Class
Kim Bradford	7,035,000	12.2%
2445 5th Avenue, Suite 310
San Diego, CA 92101
Greg L. Franklin	3,950,000	6.9%
324 N. Robinson, 8th Floor
Oklahoma City, OK 73102
Officers and Directors as a	10,985,000	19.1%
Group (2 people)

The percentage ownership is based on 57,591,342 shares outstanding at March 27, 2014.

There are no family relationships among the directors and executive officers.

Changes in Control

On December 28, 2006, a change of control occurred when Kim Bradford, our Chief Executive Officer, President, and Chairman, along with other investors entered into a transaction with the Company whereby for a $470,875 promissory note, the Company issued a total of 18,835,000 shares of Common stock, or approximately 64% of the total shares outstanding. The shares were valued based on the approximate asset value per share prior to the transaction. Of the $470,875 promissory notes, Mr. Bradford issued a note in the amount of $151,375 for the purchase of 6,055,000 shares. In December 2007, Mr. Bradford paid in full his note plus accrued interest. The notes matured December 31, 2011 and at December 31, 2013, there are notes receivable for $95,000, representing 3,800,000 shares. The Company is currently attempting to collect the notes receivable.

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

Item 14. Principal Accounting Fees and Services

Selection of our Independent Registered Public Accounting Firm is made by the BOD. Mayer Hoffman McCann P.C. (“MHM”) has been selected as our Independent Registered Public Accounting Firm for the current fiscal year. MHM leases substantially all its personnel, who work under the control of MHM shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure. All audit and non-audit services provided by MHM are pre-approved by the BOD which gives due consideration to the potential impact of non-audit services on auditor independence.

In accordance with applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, we received a letter and verbal communication from MHM that it knows of no state of facts which would impair its status as our independent public accountants. There were no non-audit services provided by our Independent Registered Public Accounting Firms in 2013 or 2012.

AUDIT FEES

For 2013, we were billed $85,000 by MHM and $32,500 by MaloneBailey, LLP and for 2012, we were billed $65,000 by MaloneBailey, LLP and $20,000 by Goldman, Kurkland and Mohidin, LLP, for audit services.

TAX FEES

Our auditors did not bill us for any tax services during 2013 and 2012.

ALL OTHER FEES

Our auditors did not bill us for any other services during 2013 and 2012.

Part IV

Item 15. Exhibit, Financial Statements Schedules

Exhibit No.	Description
2.1	Plan of Reorganization and Agreement of Merger, dated June 18, 2007 (1)
3.1	Articles of Incorporation of Osage Exploration and Development, Inc. (1)
3.2	Bylaws of Osage Exploration and Development, Inc. (1)
10.1	Agreement for Acquisition of Oil and Gas Leaseholds between Conquest Exploration Company, LLC, David Farmer, Charles Volk, Jr. and Osage Energy Company, LLC dated November 10, 2004. (1)
10.2	Assignment and Bill of Sale between Conquest Exploration Company, LLC and Osage Energy Company, LLC dated January 24, 2005. (1)
10.3	$250,000 Note and Security Agreement with Vision Opportunity Master Fund, Ltd. dated February 13, 2007. (1)
10.4	$1,100,000 Unsecured Convertible Promissory Note with Marie Baier Foundation dated July 16, 2007. (2)
10.5	Form of Warrant issued to Marie Baier Foundation in connection with the $1,100,000 Unsecured Convertible Promissory Note. (2)
10.6	Rosa Blanca Carried Interest Agreement dated June 21, 2007. (3)
10.7	2007 Equity Based Compensation Plan (4)
10.8	Purchase and Sale Agreement for the purchase of the Hansford Property (4)
10.8.1	Extension Agreement with Pearl Resources, Corp. for the Hansford Property (5)
10.8.2	Letter from Charles Volk regarding Ownership of the Hansford Property (6)
10.9	Consulting Agreement dated January 1, 2007 with Greg Franklin (4)
10.11	Form of Stock Subscription Receivable dated December 28, 2006 (4)
10.11.1	Form of Amendment #1 to Stock Subscription Receivable dated August 1, 2007 (4)
10.12	Oil and Gas Mining Lease with the Osage Nation dated July 21, 1999 (4)
10.13	Office lease agreement with Catalyst Consulting Partners, LLC (4)
10.14	Employment Agreement with Kim Bradford, President and CEO (7)
10.15	Employment Agreement with Greg Franklin, Chief Geologist (7)
10.15.1	Restricted Stock Agreement with Greg Franklin, Chief Geologist (7)
10.17	Office Lease, dated February 1, 2008, by and between Osage Exploration & Development, Inc. and Fifth & Laurel Associates, LLC. (8)
10.18	Membership Purchase Interest between Osage Exploration and Development, Inc. and Sunstone Corporation dated April 8, 2008 (9)
10.19	Independent Contractor Agreement between Osage Exploration and Development, Inc. and E. Peter Hoffman, Jr. dated July 2, 2008 (10)
10.20	Agreement between Lewis Energy Colombia, Inc., Gold Oil Plc Sucursal Colombia and Osage Exploration and Development, Inc. and Osage Exploration and Development, Inc., Sucrusal Colombia dated March 3, 2009 (11)
10.21	Settlement Agreement between Lewis Energy Colombia, Inc., Gold Oil Plc Sucursal Colombia, EMPESA, SA, and Osage Exploration and Development, Inc. Sucrusal Colombia dated September 15, 2009 (12)
10.22	Employment Agreement with Greg Franklin, Chief Geologist (13)
10.22.1	Restricted Stock Agreement with Greg Franklin, Chief Geologist (13)
10.23	$500,000 Promissory Note to Blackrock Management, Inc. (14)
10.23.1	Escrow Agreement between Osage Exploration and Development, Inc., Blackrock Management, Inc. and Robertson & Williams (14)
10.23.2	Assignment of Oil and Gas Leases between Osage Exploration and Development, Inc. and Blackrock Management, Inc. (14)
10.23.3	Mortgage between Osage Exploration and Development, Inc. and Blackrock Management, Inc. (14)
10.24	$10 million Note Purchase Agreement with Apollo Investment Corp. (18)
10.24.1	First Amendment to Note Purchase Agreement (19)
10.24.2	Second Amendment to Note Purchase Agreement (20)
10.25	Membership Interest Purchase Agreement (21)
10.26	Intercreditor Agreement with BP Energy (21)
10.27	Partition Agreement with Slawson Exploration Company, Inc. (22)
10.28	Form of Securities Purchase Agreement (23)
10.29	Form of Common Stock Purchase Warrant (23)
10.30	Pinnacle Energy LLC reserve report for the Logan Property as of December 31, 2012 (17)
10.31	Pinnacle Energy LLC reserve report for the Logan Property as of December 31, 2013 (*)
10.31.1	Consent of Pinnacle Energy LLC (*)
21.1	List of Subsidiaries (*)
31.1	Certification of Chief Executive pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (*)
31.2	Certification of Chief Financial pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (*)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (*)
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

(1)	Incorporated by reference to Osage’s Form 10-SB filed July 6, 2007
(2)	Incorporated by reference to Osage’s Form 8-k filed July 17, 2007
(3)	Incorporated by reference to Osage’s Form 8-k filed August 13, 2007
(4)	Incorporated by reference to Osage’s Form 10-SB Amendment No. 1 filed August 27, 2007
(5)	Incorporated by reference to Osage’s Form 10-SB Amendment No. 2 filed October 15, 2007
(6)	Incorporated by reference to Osage’s Form 10-SB Amendment No. 3 filed November 19, 2007
(7)	Incorporated by reference to Osage’s Form 10-SB Amendment No. 5 filed December 28, 2007
(8)	Incorporated by reference to Osage’s Form 8-k filed March 4, 2008
(9)	Incorporated by reference to Osage’s Form 8-k filed April 10, 2008
(10)	Incorporated by reference to Osage’s Form 8-k filed July 7, 2008
(11)	Incorporated by reference to Osage’s Form 8-k filed March 5, 2009
(12)	Incorporated by reference to Osage’s Form 8-k filed September 17, 2009
(13)	Incorporated by reference to Osage’s Form 8-k filed September 7, 2011
(14)	Incorporated by reference to Osage’s Form 8-k filed January 26, 2011
(15)	Incorporated by reference to Osage’s Form 10-K/a filed September 7, 2011
(16)	Incorporated by reference to Osage’s Form 10-K filed March 23, 2012
(17)	Incorporated by reference to Osage’s Form 10-K filed April 2, 2013
(18)	Incorporated by reference to Osage’s Form 8-k filed May 1, 2012
(19)	Incorporated by reference to Osage’s Form 8-k filed April 8, 2013
(20)	Incorporated by reference to Osage’s Form 10-Q filed August 14, 2013
(21)	Incorporated by reference to Osage’s Form 10-Q filed November 11, 2013
(22)	Incorporated by reference to Osage’s Form 8-k filed December 23, 2013
(23)	Incorporated by reference to Osage’s Form 8-k filed February 25, 2014
(*)	Filed with this Form 10-K
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSAGE EXPLORATION & DEVELOPMENT, INC.

BY:	/s/ KIM BRADFORD
Kim Bradford
President and C.E.O.

Dated: March 31, 2014

BY:	/s/ Norman Dowling
Norman Dowling
Chief Financial Officer

Dated: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KIM BRADFORD	President, Chief Executive Officer, and Chairman	March 31, 2014
Kim Bradford	(Principal Executive Officer)

/s/ GREG FRANKLIN	Chief Geologist and Director	March 31, 2014
Greg Franklin

/s/ NORMAN DOWLING	Chief Financial Officer	March 31, 2014
Norman Dowling	(Principal Financial Officer)

OSAGE EXPLORATION AND DEVELOPMENT, INC.

INDEX TO FINANCIAL STATEMENTS

Set forth below are the following consolidated financial statements for the Company for the years ended December 31, 2013 and 2012:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Osage Exploration and Development, Inc.

We have audited the accompanying consolidated balance sheet of Osage Exploration and Development, Inc. as of December 31, 2013, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Osage Exploration and Development, Inc. as of December 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and, as of December 31, 2013, has current liabilities significantly in excess of current assets. These conditions, among others as discussed in Note 2 to the financial statements, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
March 31, 2014

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Osage Exploration and Development, Inc. and subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 2, 2013, except for the effects of discontinued operations, for which the date is March 31, 2014

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2013 and December 31, 2012

	2013	2012
ASSETS

Current assets:
Cash and equivalents	$2,782,643	$486,205
Accounts receivable	2,769,414	371,544
Short term assets held for sale	-	114,568
Prepaid expenses and other current assets	596,742	83,090
Deferred financing costs	1,829,124	2,924,472
Total current assets	7,977,923	3,979,879

Property and equipment, at cost:
Oil & gas properties and equipment (successful efforts method)	27,339,460	9,503,172
Other property & equipment	85,746	85,746
	27,425,206	9,588,918
Less: accumulated depletion, depreciation and amortization	(2,683,085)	(289,490)
	24,742,121	9,299,428

Restricted cash	908,645	157,467
Long term assets held for sale	-	1,289,273
Note receivable	-	6,000
Total assets	$33,628,689	$14,732,047

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$555,784	$218,190
Income taxes payable	56,469	58,093
Accrued expenses	61,331	22,152
Unrealized losses on oil and gas derivatives	265,961	-
Short term liabilities held for sale	-	1,325,287
Notes payable, current portion	20,000,000	3,000,000
Total current liabilities	20,939,545	4,623,722

Notes payable, net of current portion and net of $271,060 debt discount as of December 31, 2012	-	2,228,940
Unrealized losses on oil and gas derivatives, net of current portion	91,606	-
Liability for asset retirement obligations	3,886	19
Total liabilities	21,035,037	6,852,681

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of December 31, 2013 or December 31, 2012	-	-
Common stock, $0.0001 par value, 190,000,000 shares authorized; 49,854,675 and 49,094,675 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	4,985	4,909
Additional paid-in capital	16,903,147	16,371,305
Stock purchase notes receivable	(95,000)	(95,000)
Accumulated deficit	(4,219,480)	(8,074,786)
Accumulated other comprehensive loss - currency translation loss	-	(327,062)
Total stockholders’ equity	12,593,652	7,879,366
Total liabilities and stockholders’ equity	$33,628,689	$14,732,047

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

For Years Ended December 31, 2013 and 2012

	Years Ended December 31,
	2013	2012
Operating revenues
Oil revenues	$7,339,943	$2,030,596
Natural gas revenues	689,145	233,417
Total operating revenues	8,029,088	2,264,013

Operating costs and expenses
Operating costs	1,547,949	258,686
General and administrative expenses	2,613,920	2,661,922
Depreciation, depletion and accretion	2,320,441	314,540
Loss on disposal of fixed assets	-	21,599

Total operating costs and expenses	6,482,310	3,256,747

Operating income (loss)	1,546,778	(992,734)

Other income (expenses):
Interest income	2,000	2,878
Interest expense	(4,566,246)	(1,390,277)
Loss on oil and gas derivatives	(495,803)	-
Loss from continuing operations before income taxes	(3,513,271)	(2,380,133)
Provision for income taxes	1,624	-
Loss from continuing operations	(3,514,895)	(2,380,133)

Discontinued operations:
Income from discontinued operations net of income taxes	2,496,541	1,863,427
Gain on sale of discontinued operations	4,873,660	-
Net income (loss)	3,855,306	(516,706)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment attributable to discontinued operations	24,153	(21,460)

Comprehensive income (loss)	$3,879,459	$(538,166)

Basic and diluted income (loss) per share
Continuing operations	$(0.07)	$(0.05)
Discontinued operations	$0.15	$0.04

Weighted average number of common share and common share equivalents used to compute basic and diluted income (loss) per share	49,762,499	48,385,866

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For Years Ended December 31, 2013 and December 31, 2012

				Stock		Accumulated
			Additional	Purchase		Other
	Common Stock		Paid-In	Note	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Receivable	Deficit	Income / (Loss)	Equity
Balance at December 31, 2011	47,884,775	$4,788	$12,107,920	$(95,000)	$(7,558,080)	$(305,602)	$4,154,026
Issuance of shares for professional services	610,000	61	438,922	-	-	-	438,983
Issuance of warrants for professional services	-	-	448,111	-	-	-	448,111
Issuance of shares for debt discount	400,000	40	385,616	-	-	-	385,656
Issuance of warrants as deferred financing costs	-	-	2,988,756	-	-	-	2,988,756
Exercise of warrants	200,000	20	1,980	-	-	-	2,000
Cancellation of shares	(100)	-	-	-	-	-	-
Net loss	-	-	-	-	(516,706)	-	(516,706)
Foreign exchange translation adjustment	-	-	-	-	-	(21,460)	(21,460)
Balance at December 31, 2012	49,094,675	4,909	16,371,305	(95,000)	(8,074,786)	(327,062)	7,879,366
Issuance of shares for professional services	410,000	41	375,959	-	-	-	376,000
Stock based compensation	-	-	152,418	-	-	-	152,418
Exercise of warrants	350,000	35	3,465	-	-	-	3,500
Net income	-	-	-	-	3,855,306	-	3,855,306
Foreign exchange translation adjustment	-	-	-	-	-	24,153	24,153
Recognition of accumulated currency translation loss	-	-	-	-	-	302,909	302,909
Balance at December 31, 2013	49,854,675	$4,985	$16,903,147	$(95,000)	$(4,219,480)	$-	$12,593,652

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Years Ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net income (loss)	$3,855,306	$(516,706)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Shares issued for services	528,418	448,583
Warrants issued for services	-	448,111
Amortization of deferred financing costs	1,295,348	734,976
Amortization of debt discount	271,060	114,596
(Gain) loss on sale of oil & gas properties	(4,873,660)	21,599
Write off of expired mineral rights leases	44,717	-
Accretion of asset retirement obligation	228	-
Provision for depletion, depreciation and amortization	2,320,213	568,777
Unrealized loss on oil and gas derivatives	357,567	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(2,660,855)	(363,548)
(Increase) in prepaid expenses and other current assets	(121,689)	(34,732)
(Decrease) in income tax payable	(1,624)	(800)
Increase (decrease) in accounts payable	332,782	(86,722)
(Decrease) in asset retirement obligations	-	(59,950)
(Decrease) increase in accrued expenses	(1,267,320)	687,887
Net cash provided by operating activities	80,491	1,962,071

Cash flows from investing activities:
Investments in oil & gas properties	(17,891,932)	(12,781,375)
Investments in non-oil & gas properties	-	(5,804)
Net proceeds from assignment of leases	14,568	4,686,610
(Increase) in restricted cash	(751,178)	(127,467)
Net proceeds from sale of oil & gas properties	6,295,193	125,000
Cash included in sale of oil & gas properties	(38,039)	-
Proceeds from notes receivable	6,000	5,000
Net cash (used) by investing activities	(12,365,388)	(8,098,036)

Cash flows from financing activities:
Proceeds from notes payable	17,000,000	5,500,000
Proceeds from term loan	367,520	-
Principal payments on notes payable	(2,500,000)	-
Principal payments on term loan	(118,205)	-
Payment of deferred financing costs	(200,000)	(670,692)
Proceeds from exercise of warrants	3,500	2,000
Net cash provided by financing activities	14,552,815	4,831,308

Effect of exchange rate on cash and equivalents	28,520	(113,161)

Net increase (decrease) in cash and equivalents	2,296,438	(1,417,818)

Cash and equivalents - beginning of period	486,205	1,904,023

Cash and equivalents - end of period	$2,782,643	$486,205

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payment for interest	$2,999,838	$538,889
Cash payment for income taxes	$1,624	800

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Warrants issued as deferred financing fees in connection with Note Purchase Agreement	$-	$2,988,756
Shares issued as debt discount in connection with Secured Promissory Note	$-	$385,656
Increase in asset retirement obligation	$3,639	$19

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Osage Exploration and Development, Inc. (“Osage” or the “Company”) is an independent energy company engaged primarily in the acquisition, development, production and sale of oil, natural gas and natural gas liquids. The Company’s production activities are located in the State of Oklahoma. The principal executive offices of the Company are at 2445 Fifth Avenue, Suite 310, San Diego, CA 92101.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Osage and its wholly owned subsidiaries, Osage Energy Company, LLC and Osage Exploration and Development Operating, LLC. Accordingly, all references herein to Osage or the Company include the consolidated results. All significant inter-company accounts and transactions were eliminated in consolidation. The results, assets and liabilities of the Company’s former wholly owned subsidiary, Cimarrona, LLC, have been presented as discontinued operations in the consolidated financial statements.

RECLASSIFICATIONS

Certain amounts included in the prior year financial statements have been reclassified to conform to the current year’s presentation. These reclassifications have no affect on the reported results in 2013 or 2012.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management used significant estimates in determining the carrying value of its oil and gas producing assets and the associated depreciation and depletion expense related to sales’ volumes. The significant estimates included the use of proved oil and gas reserve volumes and the related present value of estimated future net revenues there-from (See Note 15: Supplemental Information About Oil and Gas Producing Activities).

CASH AND EQUIVALENTS

Cash and equivalents consist of short-term, highly liquid investments readily convertible into cash with an original maturity of three months or less.

DEFERRED FINANCING COSTS

The Company incurred deferred financing costs in connection with the Note Purchase Agreement (see Note 6), which represented the fair value of warrants, placement fees and legal fees. Deferred financing costs of $3,859,448 are being amortized over the term of the Note Purchase Agreement on a straight-line basis.

During the years ended December 31, 2013 and 2012, respectively, the Company made payments of $200,000 and $670,692 for deferred financing fees in connection with the Note Purchase Agreement.

Deferred financing costs at December 31, 2013 and 2012 were $1,829,124 and $2,924,472, respectively. Amortization of deferred financing costs was $1,295,348 for the year ended December 31, 2013 and $734,976 for the year ended December 31, 2012.

FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2013 and December 31, 2012, the fair value of cash, accounts receivable, short term debt and accounts payable approximate carrying values because of the short-term maturity of these instruments.

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

As of December 31, 2013 the Company identified certain derivative financial instruments which required disclosure at fair value on the balance sheet.

The following table presents information for those assets and liabilities requiring disclosure at fair value as of December 31, 2013:

		Total	Fair Value Measurements Using
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
December 31, 2013 assets (liabilities):
Commodity derivative liability	(357,567)	(357,567)	-	(357,567)	-

The following methods and assumptions were used to estimate the fair values in the tables above.

Level 2 Fair Value Measurements

Commodity derivatives — The fair values of commodity derivatives are estimated using internal option pricing models based upon forward curves and data obtained from independent third parties for contracts with similar terms or data obtained from counterparties to the agreements.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes are credit-worthy financial institutions. However, the Company’s cash balances have exceeded the FDIC insured levels at various times during 2013 and 2012. The Company maintains cash accounts only at large, high quality financial institutions and believes the credit risk associated with cash held in banks exceeding the FDIC insured levels is remote. The Company generated substantially all of its revenues from four customers in 2013 and three customers in 2012. (See “Accounts Receivable and Allowance for Doubtful Accounts” below).

RESTRICTED CASH

In connection with the Apollo Note Purchase Agreement, as amended (see Note 6), the Company has classified $850,000, representing three months interest, as restricted cash as of December 31, 2013. In connection with the Boothbay Secured Promissory Note (see Note 6) the Company was required to deposit certain royalty interests of Boothbay’s into joint accounts held by the Company for the benefit of Boothbay. The royalty interests at December 31, 2012 were $102,467 and there were no royalty interests at December 31, 2013 as the Secured Promissory Note had been repaid in full. The Company has also pledged $58,645 for certain bonds and sureties. Restricted cash at December 31, 2013 was $908,645, compared to $157,467 at December 31, 2012.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company recognizes accounts receivable when sales are invoiced and regularly reviews accounts receivable for doubtful accounts.

During the year ended December 31, 2013, the Company sold 80% of its oil and gas production to one customer, Slawson Exploration Company (“Slawson”). However, the Company believes it can sell all its production to many different purchasers, most of whom pay similar prices that vary with the international spot market prices. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company had no allowance as of December 31, 2013 and 2012. The analysis was based on its evaluation of specific customers’ balances and the collectability thereof.

OIL AND GAS PROPERTIES

Osage is an exploration and production oil and natural gas company with proved reserves and existing production in the state of Oklahoma.

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

The provision for depreciation and depletion of oil and gas properties is computed by the unit-of-production method. Under this method, the Company computes the provision by multiplying the total costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a field-by-field basis. As of December 31, 2013 and 2012, the Company’s oil production from continuing operations are conducted in the United States of America. The cost of undeveloped properties not being amortized, to the extent there is such a cost, is assessed quarterly based on the estimated economic chance of success and the length of time that the Company expects to hold the properties to determine whether the value has been impaired below the capitalized cost. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined. Management believes no such impairment exists at December 31, 2013 and 2012.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the guidance provided under FASB ASC Topic 360 (“ASC 360”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. During the years ended December 31, 2013 and 2012, the Company did not record impairment charges related to its long-lived assets.

REVENUE RECOGNITION

Revenues from the sale of crude oil, natural gas and natural gas liquids are recognized when the product is delivered at a fixed or determinable price, title has transferred, collectability is reasonably assured and evidenced by a contract. The Company follows the sales method of accounting for its oil and natural gas revenue, so it recognizes revenue on all crude oil, natural gas and natural gas liquids sold to purchasers, regardless of whether the sales are proportionate to its ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. The Company has no imbalance positions at December 31, 2013 or 2012, and no receivables, payables or unearned revenue are recorded.

STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with FASC ASC topic 718. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model. For shares issued for services or property, the value is based on the market value for the stock on the date of grant.

INCOME TAXES

The Company follows FASB ASC Topic 740 (“ASC 740”), “Accounting for Uncertainty in Income Taxes.” When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the Consolidated Statement of Operations. Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets.

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

The following table shows the computation of basic and diluted net income (loss) per share for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012

Net loss allocable to continuing operations	$(3,514,895)	$(2,380,133)
Net income and gain allocable to discontinued operations	$7,370,201	$1,863,427

Basic and diluted net income (loss) per share
Continuing operations	$(0.07)	$(0.05)
Discontinued operations	$0.15	$0.04
Basic and diluted weighted average shares outstanding	49,762,499	48,385,866

Warrants to purchase 1,696,843 and 3,071,843 shares of common stock at December 31, 2013 and December 31, 2012, respectively, were excluded from the computation as their effect would have been anti-dilutive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of any recently issued accounting pronouncements to have a material effect on the consolidated financial statements.

2. GOING CONCERN

The Company has an accumulated deficit of $4,219,480 and a working capital deficit of $12,961,622 as of December 31, 2013. As of December 31, 2013, as a result of production delays outside of the Company’s control, the Company was not in compliance with certain covenants including the minimum production covenant under the senior secured note purchase agreement. (see Note 6 - Debt). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On April 27, 2012, we entered into a $10,000,000 senior secured note purchase agreement with Apollo Investment Corporation and on April 5, 2013 we amended this agreement, increasing the facility to $20,000,000.

In early 2014, the Company raised approximately $6.5 million of gross proceeds in a private placement. (See Note 14 - Subsequent Events)

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next 12 months and beyond. These steps include (a) becoming operators of our own wells, (b) participating in drilling of wells in Logan County, Oklahoma within the next 12 months, (c) controlling overhead and expenses, and (d) raising additional equity and/or debt.

The Company’s operating plans require additional funds which may take the form of debt or equity financings. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and obtaining additional financing. There is no assurance additional funds will be available on acceptable terms or at all.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

3. EQUITY TRANSACTIONS

Common Stock

On June 7, 2013, we issued a total of 10,000 shares which vest immediately to two consultants for services rendered with a fair value of $12,000, or $1.20 per share.

On January 2, 2013 we issued 400,000 shares which vested immediately to two employees with a fair value of $364,000, or $0.91 per share.

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

On August 1, 2012, in connection with a three-year employment agreement, we agreed to issue 150,000 shares of common stock at future dates as specified in the agreement. The agreement specified that we would issue 50,000 shares on each of the first, second, and third anniversaries of the execution of the agreement subject to other terms and conditions of the agreement. The 150,000 shares were valued at $177,000, or $1.18 per share, and will be expensed over the three years of the employment agreement. We recognized $24,582 of expenses as of December 31, 2012. Pursuant to an amendment to this agreement, the 150,000 shares were issued and immediately vested in early January 2012, and accordingly we recognized the remaining stock-based compensation expense of $152,418 in the year ended December 31, 2013.

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

4. SEGMENT AND GEOGRAPHICAL INFORMATION

At December 31, 2013, the Company’s continuing operations comprised one segment in one geographic region.

5. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of December 31, 2013 and 2012:

	December 31 2013	December 31, 2012

Properties subject to amortization	$25,551,336	$8,140,918
Properties not subject to amortization	1,784,465	1,362,235
Capitalized asset retirement costs	3,659	19
Accumulated depreciation and depletion	(2,606,243)	(310,097)
Oil & gas properties, net	$24,733,217	$9,193,075

Depreciation and depletion expense for oil and gas properties totaled $2,308,064 and $298,179 in 2013 and 2012, respectively.

On April 21, 2011, the Company entered into a participation agreement (“Participation Agreement”) with Slawson Exploration Company (“Slawson”) and U.S. Energy Development Corporation (“USE,” Slawson and USE, together, the “Parties”). Pursuant to the terms of the Participation Agreement, Slawson and USE acquired 45% and 30% respectively, of our 10,000 acre Nemaha Ridge prospect in Logan County, Oklahoma for $4,875,000. In addition, the Parties carried Osage for 7.5% of the cost of the first three horizontal Mississippian wells, which means that for the first three horizontal Mississippian wells, the Company provided up to 17.5% of the total well costs. After the first three wells, the Company is responsible for up to 25% of the total well costs. Revenue from wells drilled pursuant to the Participation Agreement, after royalty payments, is allocated 45% to Slawson, 30% to USE and 25% to Osage. Slawson was the operator of all wells in the Nemaha Ridge prospect in sections where the Parties’ acreage controlled the section. In sections where the Parties’ acreage does not control the section, we may elect to participate in wells operated by others.

On December 12, 2013, Osage and Slawson entered into an agreement (the “Partition Agreement”) which amended the Participation Agreement related to certain lands located within the Nemaha Ridge in Logan County, Oklahoma, and for the exploration and development of those leases by the Parties.

Under the Partition Agreement and effective as of September 1, 2013, Slawson agreed to assign all of its rights, title and interest in and to the oil and gas leases and force-pooled acreage which are part of the Nemaha Ridge Project within certain sections to Osage and Osage agreed to assign all of its rights, title and interest in and to the oil and gas leases and force-pooled acreage which are part of the Nemaha Ridge Project within certain sections to Slawson, such that the net acreage controlled by the parties would remain substantially unchanged, but that the acreage controlled by each of the parties in undeveloped sections would be located in sections where the other party did not control acreage. The parties also agreed that the Participation Agreement would terminate as to all lands within the Nemaha Ridge Project except for lands within sections already developed by the parties which shall continue to be controlled by the Participation Agreement.

As a result of the Partition Agreement, Osage has become the project operator on a majority of its acreage in the Nemaha Ridge Project. As of December 31, 2013, Osage operated approximately 5,014 net acres (9,734 gross) in thirty sections, and remains joint-venture partners with the Slawson in approximately 4,181 net acres (26,823 gross) across forty-five sections.

In 2011, the Company began to acquire leases in Pawnee County, Oklahoma, targeting the Mississippian formation. In July 2011, we purchased from B&W Exploration, Inc. (“B&W”) the Pawnee County prospect targeting the Mississippian, for $8,500. In addition, B&W is also entitled to an overriding royalty interest on the leases acquired and a 12.5% carry on the first $200,000 of lease bonus paid in the form of an assignment of 12.5% of the leases acquired. Subsequently, B&W shall have an option to purchase a 12.5% share of leasehold acquired on a heads-up basis. As of December 31, 2013, the Company had 4,190 net acres (5,085 gross) leased in Pawnee County. As of December 31, 2013, none of these leases have been assigned to B&W.

In 2011, we also began to acquire leases in Coal County, Oklahoma, targeting the Oily Woodford Shale formation. The Oily Wood ford Shale formation is located mainly in southeastern Oklahoma in the Arkoma Basin. The Oily Woodford shale lies directly under the Mississippian and started as a vertical play, but horizontal drilling techniques and multi-stage fracturing technology have been used in the Woodford in recent years with much success. At December 31, 2013, we had 4,253 net (9,509 gross) acres leased in Coal County.

At December 31, 2013, we have leased 51,151 gross (17,638 net) acres across three counties in Oklahoma as follows:

	Gross	Osage Net
Logan (non operated)	26,823	4,181
Logan	9,734	5,014
Coal	9,509	4,253
Pawnee	5,085	4,190
	51,151	17,638

6. DEBT

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

At closing of the Note Purchase Agreement, we paid $100,000 of a minimum placement fee to CC Natural Resource Partners, LLC (“CCNRP”) and issued a warrant to purchase 250,000 shares of common stock, exercisable at $0.01 per share, with a Black-Scholes value of $413,690 and an expiration date of April 27, 2014. Variables used in the valuation include (1) discount rate of 0.26%, (2) expected life of 2 years, (3) expected volatility of 242.0% and (4) zero expected dividends. In addition, we paid $170,692 in legal fees, of which $100,000 were paid to Apollo. In December 2012, we paid an additional $380,000 in placement fees. We also issued a warrant to purchase 100,000 shares of common stock, exercisable at $0.01 per share, with a Black-Scholes value of $89,952 and a term of five years, to the placement agent for the Note Purchase Agreement and amended the term of the warrant granted on April 27, 2012 from two to five years, with a Black-Scholes value of $1,161. Variables used in the valuation include (1) discount rate of 0.72%, (2) expected life of five years, (3) expected volatility of 242.0% and (4) zero expected dividends. In December 2013 we paid an additional $100,000 in placement fees.

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

On August 12, 2013, the Company and Apollo amended the Note Purchase Agreement. The amendment required that the Company, within 75 days of the effective date as defined in the amendment, complete either (1) a sale of certain assets, or (2) the issuance of capital stock in a transaction that resulted in aggregate net proceeds as defined in the amendment. In the event that the Company did not complete either one of the aforementioned transactions, the Company would have been required under the terms of the amendment to issue to Apollo additional warrants equivalent to three percent of the Company’s common stock, on a fully-diluted basis. On October 7, 2013, the Company completed the sale of its membership interests in Cimarrona LLC as more fully discussed in Note 13. This sale satisfied the requirements of the amendment and the Company is thus not obligated to issue additional Warrants to Apollo.

During the year ended December 31, 2013, we drew down $17,000,000 and, as of December 31, 2013, the amount outstanding under the Note Purchase Agreement was $20,000,000.

The Company has recorded deferred financing costs in the aggregate amount of $3,859,448 in connection with the Note Purchase Agreement, which represented the fair value of warrants issued to Apollo and CCNRP, placement fees, amendment fees and legal fees, which are amortized on a straight-line basis over the term of the Notes as the Company did not draw funds at issuance.

On each anniversary of the closing date, the Company is obligated to pay an administrative fee of $50,000. The Company is also obligated to pay a quarterly standby fee, which accrues at a rate of 3.0%, on the amount of undrawn funds equal to the difference between $5,000,000 and the aggregate principal amount of notes issued on or after the closing date. The Company is subject to certain precedents in connection with each draw, an upfront fee equal to 2.0% of the principal amount of each draw, and is required to maintain a deposit account equal to three months of interest payments.

The Company is subject to various affirmative, negative and financial covenants under the Note Purchase Agreement as amended along with other restrictions and requirements, all as defined in the Note Purchase Agreement. Affirmative covenants include by October 31st of each year beginning in 2012, a reserve report prepared as of the immediately preceding September 30, concerning the Company’s domestic oil and gas properties prepared by approved petroleum engineers, and thereafter as of September 30th of each year. Financial covenants include the following:

		Minimum
	Interest	Production	Asset Coverage
Each Quarter Ending:	Coverage Ratio	(MBbls)	Ratio
March 31, 2014	2.50 to 1.00	70	1.75 to 1.00
June 30, 2014	3.00 to 1.00	80	2.00 to 1.00
September 30, 2014	3.00 to 1.00	90	2.00 to 1.00
December 31, 2014, and thereafter	3.00 to 1.00	100	2.00 to 1.00

As of December 31, 2013, as a result of production delays outside of the Company’s control, the Company was not in compliance with certain covenants including the minimum production covenant. The Company believes Apollo will provide a waiver of these covenants as of that date. The Company has classified amounts outstanding under the Note Purchase Agreement as short term in the accompanying consolidated financial statements.

Use of proceeds is limited to those purposes specified in the Note Purchase Agreement. The Notes are subject to mandatory prepayment in the event of certain asset sales, insurance or condemnation proceeds, issuance of indebtedness, extraordinary receipts and tax refunds. All terms are as defined in the Note Purchase Agreement.

Boothbay - Secured Promissory Note

On April 17, 2012, we issued a secured promissory note (“Secured Promissory Note”) to Boothbay Royalty Co., (“Boothbay”) for gross proceeds of $2,500,000. The Secured Promissory Note had a maturity date of April 17, 2014 and bore interest of 18%, payable monthly. In addition, Boothbay received 400,000 shares of common stock for which the relative fair value of $386,545 was recorded as debt discount, a 1.5% overriding royalty on our leases in section 29, township 17 North, range 3 and a 1.7143% overriding royalty on our leases in section 36, township 19 North, range 4 West in Logan County, Oklahoma. The closing price of the Company’s common stock on April 17, 2012 was $1.14. The Secured Promissory Note was secured by a first mortgage (with power of sale), security agreement and financing statement covering a 5% overriding royalty interest, proportionately reduced, in all of the Company’s leases in Logan County, Oklahoma. The Company repaid the Secured Promissory Note in full in December 2013.

In connection with the Note Purchase Agreement, Secured Promissory Note and certain terms of the Partition Agreement with Slawson, the Company recognized $4,566,246 of interest expense, of which $2,999,838 was cash interest expense, for the year ended December 31, 2013. Non-cash interest expense related to the Note Purchase Agreement and the Secured Promissory Note represented $1,295,348 and $271,060 for the year ended December 31, 2013. The Company recognized $1,288,841 of interest expense, of which $538,889 was cash interest expense, for the year ended December 31, 2012. Non-cash interest expense related to the Note Purchase Agreement and the Secured Promissory Note represented $734,976 and $114,596 for the year ended December 31, 2012.

7. DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into certain derivative financial instruments with respect to a portion of its oil and gas production in the year ended December 31, 2013. Prior thereto, the Company had not entered into any derivative financial instruments. These instruments are used to manage the inherent uncertainty of future revenues due to commodity price volatility and currently include only costless price collars. The Company does not intend to hold or issue derivative financial instruments for speculative trading purposes and has elected not to designate any of its derivative instruments for hedge accounting treatment.

As of December 31, 2013, the Company had the following open oil derivative positions. These oil derivatives settle against the average of the daily settlement prices for the WTI first traded contract month on the New York Mercantile Exchange (“NYMEX”) for each successive day of the calculation period.

	Price Collars
	Monthly	Weighted Average	Weighted Average
	Volume	Floor Price	Ceiling Price
Period	(BBLs/m)	($/BBL)	($/BBL)

Q1 - Q4, 2014	6,000	$85.00	$95.00
Q1 - Q2, 2015	6,000	$80.00	$93.50

As of December 31, 2013, the Company had the following open natural gas derivative positions. These natural gas derivatives settle against the NYMEX Penultimate for the calculation period.

	Price Collars
	Monthly	Weighted Average	Weighted Average
	Volume	Floor Price	Ceiling Price
Period	(Btu/m)	($/Btu)	($/Btu)

Q1 - Q4, 2014	10,000	$3.75	$4.40
Q1 - Q2, 2015	10,000	$3.75	$4.40

Cash settlements and unrealized gains and losses on fair value changes associated with the Company’s commodity derivatives are presented in the “Loss on oil and gas derivatives” caption in the accompanying consolidated statements of operations.

The following table sets forth the cash settlements and unrealized gains and losses on fair value changes for commodity derivatives for the year ended December 31, 2013.

Year Ended
December 31, 2013

Cash settlements to (by) Company	$(138,236)
Unrealized gains (losses) on commodity derivatives	(357,567)

Loss on oil and gas derivatives	$(495,803)

On October 15, 2013, the Company entered into an Intercreditor Agreement with Apollo and BP Energy Company to provide collateral for its oil and gas derivative financial instruments. BP Energy Corporation North America simultaneously provided a Guarantee for $25 million as collateral for its obligations to the Company.

8. COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

Osage, as owner and operator of oil and gas fields, is subject to various federal, state, and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the owner of real property and the lessee under oil and gas leases for the cost of pollution clean-up resulting from operations, subject the owner/lessee to liability for pollution damages and impose restrictions on the injection of liquids into subsurface strata.

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

The Company is not aware of any environmental claims existing as of December 31, 2013, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s property.

OPERATING LEASES

In February 2011, the Company entered into a 36 month lease for its corporate offices in San Diego. In February 2014 the Company amended this lease to extend the term for an additional three years through February 2017. In February 2012, the Company entered into a 24 month lease for a vehicle to be utilized by its operations in Oklahoma. In December 2013, the Company entered into a three year lease for office space in Oklahoma City.

Rental expense totaled $58,147 and $57,344 in 2013 and 2012, respectively.

Future minimum commitments under operating leases are as follows as of December 31, 2013:

Year	Amount

2014	$157,787
2015	170,530
2016	171,818
2017	28,672
$528,807

LEGAL PROCEEDINGS

The Company is not a party to any litigation that has arisen in the normal course of its business or that of its subsidiaries.

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

SALE OF CIMARRONA LLC

On October 7, 2013, the Company completed the sale of 100% of the membership interests in Cimarrona LLC to Raven Pipeline Company, LLC (“Raven”), pursuant to a Membership Interest Purchase Agreement dated September 30, 2013 (the “Agreement”) by and between the Company and Raven. The Cimarrona property is subject to an Ecopetrol Association Contract (the “Association Contract”) whereby Ecopetrol S.A. (“Ecopetrol”) receives royalties of 20% of the oil produced. The pipeline is not subject to the Association Contract. In addition to the royalty, according to the Association Contract, Ecopetrol may, for no consideration, become a 50% partner, once an audit of revenues and expenses indicate that the partners in the Association Contract have received a 200% reimbursement of all historical costs to develop and operate the Guaduas field. If such an audit determines that the specified reimbursement of historical costs occurred prior to September 30, 2013, the Company is required to reimburse Raven for any amounts due to Ecopetrol from Cimarrona LLC which relate to the period prior to that date. The Company believes its maximum exposure is 50% of Cimarrona LLC’s oil revenues for the nine months ended September 30, 2013, or $729,308. The Company has not recorded any provision for this matter, as it is not possible to estimate the potential liability, if any.

9. DILUTIVE SECURITIES

As of December 31, 2013 and 2012, the Company had outstanding dilutive securities, consisting entirely of warrants. Changes in warrants outstanding are as follows:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Life
Balance December 31, 2011	1,125,000	$1.25	1.75 years
Granted	2,246,843	$0.01
Exercised	(200,000)	$0.01
Balance December 31, 2012	3,171,843	$0.45	2.72 years
Exercised	(350,000)	$0.01
Cancelled or Expired	(1,125,000)	$1.25
Balance December 31, 2013	1,696,843	$0.01	3.35 years

The intrinsic value of these dilutive securities as of December 31, 2013 was $1,662,906.

10. INCOME TAXES

The total provision for income taxes consists of the following in 2013 and 2012:

	Year Ended December 31,
	2013	2012
Current Taxes:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-

Deferred Taxes:
Federal	646,907	180,847
State	60,070	16,793
Foreign	-	-

Valuation Allowance	(706,977)	(197,640)
	-	-
Totals	$-	$-

Following is a reconciliation of the Federal statutory rate to the effective income tax rate for 2013 and 2012:

	2013	2012
Computed tax provision at statutory Federal rates	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State taxes, net of Federal income tax benefit	3.25%	3.25%
Nondeductible and other expenses	-4.33%	-130.45%
Federal and State true ups	0.0%	0.0%
Other adjustments	-15.52%	0.0%
Valuation Allowance	-18.4%	92.2%
	0.0%	0.0%

At December 31, 2013, the Company had federal and state net operating loss carry forwards of approximately $9.9 million which expire at various dates through 2032.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. These financial statements do not contain any adjustment relating to such potential limitations. The Company is subject to tax in the United States and in the state of California.  As of December 31, 2013, the Company’s tax years from 2010 are subject to examination by the tax authorities.  The Company is not currently under examination by any U.S. federal or state jurisdictions.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of Osage’s deferred tax assets and liabilities are as follows at December 31, 2013 and December 31, 2012:

	2013	2012
Deferred tax liability:

Net operating loss carry forward	$3,807,000	$2,772,000
Other	879,000	5,000
Oil and gas properties	(4,501,000)	(1,837,000)
Valuation allowance	(185,000)	(940,000)
Net deferred tax liability	-	-

The non-current portions of the deferred tax asset and the deferred tax liability accounts offset each other in the Company’s consolidated balance sheet.

11. MAJOR CUSTOMERS

During 2013 and 2012, four and three customers, respectively, accounted for all of the Company’s sales from continuing operations:

	Year ended December 31, 2013		Year ended December 31, 2012
	Amount	% of Total	Amount	% of Total
Slawson	$6,421,674	80.0%	$2,205,088	97.4%
Stephens	847,573	10.6%	-	0.0%
Devon	738,178	9.2%	14,766	0.7%
Sundance	21,663	0.3%	-	0.0%
Coffeyville	-	0.0%	44,159	2.0%
Total	$8,029,088	100.0%	$2,264,013	100.0%

12. LIABILITY FOR ASSET RETIREMENT OBLIGATIONS

The Company recognizes a liability at discounted fair value for the future retirement of tangible long-lived assets and associated assets retirement cost associated with the oil and natural gas properties. The fair value of the liability is capitalized as part of the cost of the related asset and amortized to expense over its useful life. The liability accretes until the date of expected settlement of the retirement obligations. The related accretion expense is recognized in the statement of operations. The provision will be revised for the effect of any changes to timing related to cash flow or undiscounted abandonment costs. Actual expenditures incurred for the purpose of site reclamation are charged to the asset retirement obligations to the extent that the liability exists on the balance sheet. Differences between the actual costs incurred and the fair value of the liability recorded are recognized in income in the period the actual costs are incurred. There are no legally restricted assets for the settlement of asset retirement obligations. No income tax is applicable to the asset retirement obligation as of December 31, 2013 and 2012, because the Company records a valuation allowance on deductible temporary differences due to the uncertainty of its realization. A reconciliation of the Company’s asset retirement obligations from the periods presented is as follows:

	Year Ended December 31,
	2013	2012
Beginning balance	$19	$24,231
Incurred during the period	-	-
Reversed during the period	-	(24,231)
Additions for new wells	3,639	19
Accretion expense	228	-
Ending balance	$3,886	$19

13. DISCONTINUED OPERATIONS

On October 7, 2013, the Company completed the sale of 100% of the membership interests in Cimarrona LLC to Raven, pursuant to the Agreement dated September 30, 2013 by and between the Company and Raven. Cimarrona LLC is the owner of a 9.4% interest in certain oil and gas assets including a pipeline in the Guaduas field, located in the Dindal and Rio Seco Blocks that covers 30,665 acres in the Middle Magdalena Valley in Colombia.

The sales price consisted of cash of $6,800,000, less settlement of debt of Cimarrona LLC of approximately $250,000. Of the net sales price, $250,000 will be held in escrow for 12 months to secure any post-Closing purchase price adjustments and any indemnity obligations of the Company pursuant to the Agreement. In addition, so long as the per barrel transportation rate charged with respect to the pipeline is not adjusted prior to March 31, 2014, then Raven will pay the Company an additional $1,000,000 in cash. Pursuant to the Agreement, the Company also recognized a receivable for a working capital adjustment of $422,955 in other current assets as of December 31, 2013 and recognized a gain on disposal of discontinued operations of $4,873,660 in the year ended December 31, 2013.

Accordingly, the assets and liabilities of the Colombian operations are classified as Held for Sale in the balance sheet as of December 31, 2012, with the exception of cash of $150,950.

The following table sets forth the results of operations for the discontinued operations for the periods presented:

	Year Ended December 31,
	2013	2012
Revenues
Oil revenues	$1,458,616	$1,943,070
Pipeline revenues	1,828,256	1,912,941
Total revenues	3,286,872	3,856,011

Operating costs and expenses
Operating expenses	1,007,987	1,554,039
Depreciation, depletion and accretion	124,193	254,237
Equity tax	(435,988)	131,186
General and administrative	72,756	54,311
Total operating costs and expenses	768,948	1,993,773

Operating income	2,517,924	1,862,238

Other income (expenses):
Interest income	103	1,189
Interest expense	(21,486)	-
Income before income taxes	2,496,541	1,863,427
Provision for income taxes	-	-
Net income	$2,496,541	$1,863,427

The following table sets forth balance sheet information for the discontinued operations as of December 31, 2012:

As of
December 31, 2012
Accounts receivable	114,568
Short term assets held for sale	114,568

Oil and gas properties	2,979,980
Less accumulated depletion, depreciation and amortization	(1,690,707)
Long term assets held for sale	1,289,273

Accounts payable	18,786
Accrued expenses	1,306,501
Short term liabilities held for sale	1,325,287

The Cimarrona property is subject to an Association Contract whereby Ecopetrol receives royalties of 20% of the oil produced. The pipeline is not subject to the Association Contract. In addition to the royalty, according to the Association Contract, Ecopetrol may, for no consideration, become a 50% partner, once an audit of revenues and expenses indicate that the partners in the Association Contract have received a 200% reimbursement of all historical costs to develop and operate the Guaduas field. If such an audit determines that the specified reimbursement of historical costs occurred prior to September 30, 2013, the Company is required to reimburse Raven for any amounts due to Ecopetrol from Cimarrona LLC which relate to the period prior to that date. The Company believes its maximum exposure is 50% of Cimarrona LLC’s oil revenues for the nine months ended September 30, 2013, or $729,308. The Company has not recorded any provision for this matter, as it not possible to estimate the potential liability, if any.

14. SUBSEQUENT EVENTS

In February 2014, the Company initiated a private placement, pursuant to Securities Purchase Agreements between Osage and certain purchasers, with aggregate gross proceeds of approximately $6.5 million. The purchase price of each unit, representing one share of common stock and a warrant to purchase 0.4 shares of common stock at $1.80 per share, was $0.90. The warrants have a term of five years. The placement agent will receive placement fees of 8%, in cash or warrants or a combination thereof at their election.

15. SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Pinnacle Energy Services, LLC prepared reserve estimates for the year end reports for 2013 and 2012 for our continuing operations in Logan County, Oklahoma. Management cautions that there are many inherent uncertainties in estimating proved reserve quantities and related revenues and expenses, and in projecting future production rates and the timing and amount of development expenditures. Accordingly, these estimates will change, as further information becomes available.

Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based on future conditions.

Proved developed reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

FASB ASC Topic 932, “Financial Accounting and Reporting by Oil and Gas Producing Companies”, requires disclosure of certain financial data for oil and gas operations and reserve estimates or oil and gas. This information, presented here is intended to enable the reader to better evaluate the operations of the Company. All of the Company’s oil and gas reserves from continuing operations are located in the United States.

The aggregate amount of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, amortization and valuation allowances as of December 31, 2013 and 2012 are as follows:

	2013	2012
Proved properties	$25,551,336	$8,140,819
Unproved properties being amortized	-	-
Unproved properties not being amortized	1,784,465	1,362,235
Capitalised asset retirement costs	3,659	1 9
Accumulated depletion, depreciation
amortization and valuation allowances	(2,606,243)	(310,097)
	$24,733,217	$9,192,976

Estimated quantities of proved developed and undeveloped reserves of crude oil, natural gas and natural gas liquids, as well as changes in proved developed and undeveloped reserves for our continuing operations during the past two years are indicated below.

	Oil (BBLS)		Gas (MMCF)		Natural Gas Liquids (BBLs)
	2013	2012	2013	2012	2013	2012
Proved developed and undeveloped reserves:
Beginning of year	364,000	113,193	1,499	201	-	-
Revisions of previous estimates	-	-		-	-	-
Improved recovery	-	-		-	-	-
Purchases of Minerals in place	-	-		-	-	-
Extensions and discoveries	1,220,409	385,427	5,016	1,561	46,507	-
Production	(76,409)	(22,057)	(150)	(62)	(3,507)	-
Sales of minerals in place	-	(112,563)	-	(201)	-	-
End of year	1,508,000	364,000	6,365	1,499	43,000	-

Proved developed reserves:
Beginning of year	195,000	113,193	803	201	-	-
End of year	460,000	195,000	2,005	803	33,000	-

Proved undeveloped reserves:
Beginning of year	169,000	-	696	-	-	-
End of year	1,048,000	169,000	4,360	696	10,000	-

The foregoing estimates have been prepared by Pinnacle Energy Services, LLC for the Logan County, Oklahoma property. The reserve estimates are believed to be reasonable and consistent with presently known physical data concerning size and character of the reservoirs and are subject to change as additional knowledge concerning the reservoirs becomes available.

Depletion, depreciation and accretion per equivalent unit of production was $22.00 and $8.05 for 2013 and 2012.

FASB ASC Topic 932, “Disclosure About Oil and Gas Producing Activities”, requires certain disclosures of the costs and results of exploration and production activities and established a standardized measure of oil and gas reserves and the year-to-year changes therein.

Cost incurred, both capitalized and expenses, for oil and gas property acquisition, exploration and development for the years ended December 31, 2013 and 2012 were are follows:

	2013	2012
Property acquisition costs	$1,278,408	$1,821,945
Development costs	16,613,524	5,532,019
Exploration costs	-	-
Asset retirement costs	-	-

Future cash inflows were computed by applying the average prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) and using the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming the continuation of existing economic conditions.

The average prices used in the reserve estimate for oil were $96.94 per BBL in 2013 and $94.71 per BBL in 2012. For natural gas, the average prices used in the reserve estimate were $3.67 per Mcf in 2013 and $2.757 per Mcf in 2012.

Future income tax expenses were computed by applying statutory income tax rates to the difference between pretax net cash flows related to the Company’s proved oil and gas reserves and the tax basis of proved oil and gas properties and available operating loss and excess statutory depletion carryovers reduced by investment tax credits. Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.

The following table presents the standardized measure of discounted estimated net cash flows relating to proved oil and gas reserves for 2013 and 2012.

	2013	2012
Future cash inflows	$176,035,000	$41,104,970
Future production costs	(47,088,610)	(9,538,070)
Future development costs	(35,500,100)	(4,963,580)
Future abandonment costs	(451,200)	(81,600)
Future income tax expenses	(37,198,036)	(10,608,688)

Future net cash flow	55,797,054	15,913,032
10% annual discount for estimated timing of cash flows	(29,219,748)	(7,048,928)
Standardized measure of discounted future net cash flow	$26,577,306	$8,864,104

The principal changes in the standardized measure of discounted future net cash flows during 2013 and 2012 were as follows:

	2013	2012
Extensions	-	16,612,053
Revisions of previous estimates
Price changes	$182,220	$-
Quantity Changes	105,407,911	-
Changes in production rates, timing and other	(54,058,998)	-
Development costs incurred	-	-
Changes in estimated future development costs	(17,009,887)	-
Purchase of minerals in place	-	-
Sales of minerals in place	-	(5,284,705)
Sales of oil and gas, net of production costs	(6,481,139)	(1,838,548)
Accretion of discount	1,481,896	-
Net change in income taxes	(11,808,801)	(3,795,520)
Net increase/ (decrease)	$17,713,202	$5,693,280

