Form 10-Q
period 2014-03-31
OSAGE EXPLORATION & DEVELOPMENT INC
filed 2014-05-15
CIK 1405686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes [  ]           No [X]

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of May 9, 2014 was 57,766,903.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2014 (unaudited) and December 31, 2013

	March 31, 2014	December 31, 2013
ASSETS

Current assets:
Cash and equivalents	$8,610,448	$2,782,643
Accounts receivable	2,380,796	2,769,414
Prepaid expenses and other current assets	59,427	596,742
Deferred financing costs, net	1,481,141	1,829,124
Total current assets	12,531,812	7,977,923

Property and equipment, at cost:
Oil & gas properties and equipment (successful efforts method)	31,261,505	27,339,460
Other property & equipment	254,225	85,746
	31,515,730	27,425,206
Less: accumulated depletion, depreciation and amortization	(3,682,784)	(2,683,085)
	27,832,946	24,742,121

Restricted cash	908,629	908,645
Total assets	$41,273,387	$33,628,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,076,291	$555,784
Joint interest billing	355,894	-
Accrued expenses	451,793	117,800
Unrealized losses on oil and gas derivatives	387,222	265,961
Capital lease liability, current portion	42,195	-
Notes payable	20,000,000	20,000,000
Total current liabilities	23,313,395	20,939,545

Unrealized losses on oil and gas derivatives, net of current portion	38,403	91,606
Capital lease liability, net of current portion	81,738	-
Liability for asset retirement obligations	4,125	3,886
Total liabilities	23,437,661	21,035,037

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding as of March 31, 2014 or December 31, 2013	-	-
Common stock, $0.0001 par value, 190,000,000 shares authorized; 57,711,347 and 49,854,675 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	5,771	4,985
Additional paid-in capital	23,079,562	16,903,147
Stock purchase notes receivable	(95,000)	(95,000)
Accumulated deficit	(5,154,607)	(4,219,480)
Total stockholders’ equity	17,835,726	12,593,652
Total liabilities and stockholders’ equity	$41,273,387	$33,628,689

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2014 and 2013 (unaudited)

	Three Months Ended March 31,
	2014	2013

Operating revenues
Oil revenues	$2,132,817	$1,087,839
Natural gas revenues	504,598	124,033
Total operating revenues	2,637,415	1,211,872

Operating costs and expenses
Operating costs	473,142	182,371
General and administrative expenses	843,952	843,710
Depreciation, depletion and accretion	999,899	270,485

Total operating costs and expenses	2,316,993	1,296,566

Operating income (loss)	320,422	(84,694)

Other income (expenses):
Interest income	424	117
Interest expense	(1,210,560)	(766,506)
Loss on oil and gas derivatives	(115,727)	-
Gain on sale of land interests	70,314	-

Loss from continuing operations before income taxes	(935,127)	(851,083)
Provision for income taxes	-	-
Loss from continuing operations	(935,127)	(851,083)

Discontinued operations:
Income from discontinued operations net of income taxes	-	777,658
Net loss	(935,127)	(73,425)

Other comprehensive income, net of tax:
Foreign currency translation adjustment attributable to discontinued operations	-	23,563

Comprehensive loss	$(935,127)	$(49,862)

Basic and diluted income (loss) per share
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	$-	$0.02

Weighted average number of common shares and common share equivalents used to compute basic and diluted income (loss) per share	51,602,380	49,481,632

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2014 and 2013 (unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(935,127)	$(73,425)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for services	109,000	378,750
Amortization of deferred financing costs	347,983	314,462
Amortization of debt discount	-	43,265
Gain on sale of land interests	(70,314)	-
Write off of expired mineral rights leases	-	11,250
Accretion of asset retirement obligation	200	1
Provision for depletion, depreciation and amortization	999,699	329,237
Unrealised loss on oil and gas derivatives	68,058	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	388,618	(428,976)
Decrease in prepaid expenses and other current assets	537,315	41,586
Increase in accounts payable	1,520,507	1,912,332
Increase in joint interest billing account	355,894	-
Increase (decrease) in accrued expenses	333,993	(609,665)
Net cash provided by operating activities	3,655,826	1,918,817

Cash flows from investing activities:
Investments in oil & gas properties	(3,955,953)	(5,706,254)
Investments in non-oil & gas properties	(41,044)	-
Net proceeds from sale of land interests	104,261	16,846
Decrease (increase) in restricted cash	16	(63,623)
Proceeds from notes receivable	-	3,000
Net cash used in investing activities	(3,892,720)	(5,750,031)

Cash flows from financing activities:
Net proceeds from offering of securities	6,066,201	-
Proceeds from secured promissory notes	-	4,000,000
Proceeds from term loan	-	367,521
Principal payments on term loan	-	(30,628)
Principal payments on capital leases	(3,502)	-
Proceeds from exercise of warrants	2,000	-
Net cash provided by financing activities	6,064,699	4,336,893

Effect of exchange rate on cash and equivalents	-	66,339

Net increase in cash and equivalents	5,827,805	572,018

Cash and equivalents - beginning of period	2,782,643	486,205

Cash and equivalents - end of period	$8,610,448	$1,058,223

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payment for interest	$862,577	$408,779

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Increase in asset retirement obligation	$39	$5
Purchase of furniture and fixtures through capital lease	$127,435	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and 2013 (unaudited)

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

Osage prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of Regulation S-K. These financial statements should be read together with the financial statements and notes in the Company’s 2013 Form 10-K filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP were condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As a result of production delays outside of the Company’s control, the Company was not in compliance with certain covenants including the minimum production covenant under the senior secured note purchase agreement (see Note 5 - Debt). This raises substantial doubt about the Company’s ability to continue as a going concern.

On April 27, 2012, we entered into a $10,000,000 senior secured note purchase agreement with Apollo Investment Corporation. On April 5, 2013 we amended this agreement, increasing the facility to $20,000,000 and on April 7, 2014 we further amended this agreement, increasing the facility to $30,000,000, extending the term of the facility by one year, reducing the interest rate from Libor plus 15% to Libor plus 11% and agreeing to modify the covenants to reflect the transition from participant to operator. The Company and the lender are still in discussions about modifications to the covenants and the existing covenants, some of which the Company is not in compliance with , remain in place until new covenants are agreed upon.

In the quarter ended March 31, 2014, the Company raised approximately $6.4 million of gross proceeds in a private placement. (See Note 10 - Equity).

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next 12 months and beyond. These steps include (a) becoming operators of our own wells, (b) participating in drilling of wells in Logan County, Oklahoma, (c) controlling overhead and expenses, and (d) raising additional equity and/or debt.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Management used significant estimates in determining the carrying value of its oil and gas producing assets and the associated depreciation and depletion expense relates to sales volumes. The significant estimates include the use of proved oil and gas reserve estimates and the related present value of estimated future net revenues therefrom.

Reclassifications

Certain amounts included in the prior period financial statements have been reclassified to conform to the current period’s presentation. These reclassifications have no affect on the reported results in 2014 or 2013.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes are credit-worthy financial institutions. However, the Company’s cash balances have exceeded the FDIC insured levels at various times during the three months ended March 31, 2014 and 2013. The Company maintains cash accounts only at large, high quality financial institutions and believes the credit risk associated with cash held in banks exceeding the FDIC insured levels is remote. The Company generated substantially all of its revenues from four customers in the three months ended March 31, 2014 and three customers in prior year comparable quarter.

Deferred Financing Costs

The Company incurred deferred financing costs in connection with the Note Purchase Agreement (see Note 5), which represented the fair value of warrants, placement fees and legal fees. Deferred financing costs of $3,859,448 are being amortized over the term of the Note Purchase Agreement on a straight-line basis, which approximates the effective interest method.

Deferred financing costs net of accumulated amortization at March 31, 2014 were $1,481,141. Amortization of deferred financing costs was $347,983 and $314,462 for the three months ended March 31, 2014 and 2013, respectively.

Restricted Cash

In connection with the Apollo Note Purchase Agreement, as amended (see Note 5), the Company has classified $850,000, representing three months interest, as restricted cash as of March 31, 2014 and December 31, 2013. The Company has also pledged $58,645 for certain bonds and sureties. Restricted cash at March 31, 2014 was $908,629, compared to $908,645 at December 31, 2013.

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

The following table shows the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Net loss allocable to continuing operations	$(935,127)	$(851,083)
Net income allocable to discontinued operations	$-	$777,658

Basic and diluted net income (loss) per share
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	$-	$0.02
Basic and diluted weighted average shares outstanding	51,602,380	49,481,632

Potential common shares consisted of 4,531,392 and 3,071,843 warrants to purchase common stock at March 31, 2014 and 2013, respectively. All of these warrants were excluded from the computations for the three months ended March 31, 2014 and 2013, as their effect would have been anti-dilutive.

Fair Value of Financial Instruments

As of March 31, 2014 and December 31, 2013, the fair value of cash and equivalents, accounts receivable, notes payable and accounts payable and accrued expenses approximate carrying values because of the short-term maturity of these instruments.

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

As of March 31, 2014 the Company identified certain derivative financial instruments which required disclosure at fair value on the balance sheet.

The following table presents information for those assets and liabilities requiring disclosure at fair value as of March 31, 2014:

		Total	Fair Value Measurements Using:
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
March 31, 2014 assets (liabilities):
Commodity derivative liability	(425,625)	(425,625)	-	(425,625)	-

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

3. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following:

	March 31, 2014	December 31, 2013
Properties subject to amortization	$29,653,820	$25,551,336
Properties not subject to amortization	1,603,987	1,784,465
Capitalized asset retirement costs	3,698	3,659
Accumulated depreciation and depletion	(3,599,195)	(2,606,243)
Oil & gas properties, net	$27,662,310	$24,733,217

Depreciation and depletion expense for oil and gas properties totaled $992,952 and $267,045 in the three months ended March 31, 2014 and 2013, respectively.

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

As a result of the Partition Agreement, Osage has become the project operator on a majority of its acreage in the Nemaha Ridge Project. As of March 31, 2014, Osage operated approximately 5,457 net acres (11,228 gross) in thirty one sections, and remains joint-venture partners with Slawson in approximately 4,192 net acres (26,167 gross) across forty-five sections.

In 2011, the Company began to acquire leases in Pawnee County, Oklahoma, targeting the Mississippian formation. In July 2011, we purchased from B&W Exploration, Inc. (“B&W”) the Pawnee County prospect targeting the Mississippian, for $8,500. In addition, B&W is also entitled to an overriding royalty interest on the leases acquired and a 12.5% carry on the first $200,000 of lease bonus paid in the form of an assignment of 12.5% of the leases acquired. Subsequently, B&W shall have an option to purchase a 12.5% share of leasehold acquired on a heads-up basis. As of March 31, 2014, the Company had 4,190 net acres (5,085 gross) leased in Pawnee County. As of March 31, 2014, none of these leases have been assigned to B&W.

In 2011, we also began to acquire leases in Coal County, Oklahoma, targeting the Oily Woodford Shale formation. The Oily Woodford Shale formation is located mainly in southeastern Oklahoma in the Arkoma Basin. The Oily Woodford shale lies directly under the Mississippian and started as a vertical play, but horizontal drilling techniques and multi-stage fracturing technology have been used in the Woodford in recent years with much success. At March 31, 2014, we had 4,253 net (9,509 gross) acres leased in Coal County.

At March 31, 2014 we have leased 18,092 net (51,989 gross) acres across three counties in Oklahoma as follows:

	Gross	Osage Net
Logan (non operated)	26,167	4,192
Logan	11,228	5,457
Coal	9,509	4,253
Pawnee	5,085	4,190
	51,989	18,092

4. SEGMENT AND GEOGRAPHICAL INFORMATION

At March 31, 2014, the Company’s continuing operations comprised one segment in one geographic region.

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

On August 12, 2013, the Company and Apollo amended the Note Purchase Agreement. The amendment required that the Company, within 75 days of the effective date as defined in the amendment, complete either (1) a sale of certain assets, or (2) the issuance of capital stock in a transaction that resulted in aggregate net proceeds as defined in the amendment. In the event that the Company did not complete either one of the aforementioned transactions, the Company would have been required under the terms of the amendment to issue to Apollo additional warrants equivalent to three percent of the Company’s common stock, on a fully-diluted basis. On October 7, 2013, the Company completed the sale of its membership interests in Cimarrona LLC as more fully discussed in Note 11. This sale satisfied the requirements of the amendment and the Company is thus not obligated to issue additional Warrants to Apollo.

During the quarter ended March 31, 2014, we did not draw down any additional funds and, as of March 31, 2014, the amount outstanding under the Note Purchase Agreement was $20,000,000. On April 3, 2014, the Company and Apollo amended the Note Purchase Agreement, increasing the amount of the total facility to $30,000,000, extending the term by one year and reducing the interest rate from Libor plus 15% to Libor plus 11%. The parties also agreed to modify future covenants to reflect the Company’s transition from participant to operator.

The Company has recorded deferred financing costs in the aggregate amount of $3,859,448 in connection with the Note Purchase Agreement, which represented the fair value of warrants issued to Apollo and CCNRP, placement fees, amendment fees and legal fees, which are amortized on a straight-line basis over the term of the Notes, which approximates the effective interest method, as the Company did not draw funds at issuance.

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

The Company and Apollo are negotiating new covenants to the Note Purchase Agreement. Until these negotiations are complete existing covenants, some of which the Company is not in compliance with , remain in place. Accordingly, the Company has classified borrowings under the Note Purchase Agreement as short term in the accompanying consolidated balance sheets.

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

In connection with the Note Purchase Agreement, the Company recognized $1,210,560 of interest expense, of which $347,983 was non-cash interest expense and $862,577 was cash interest expense. In connection with the Note Purchase Agreement and the Secured Promissory Note, the Company recognized $766,505 of interest expense, of which $357,727 was non-cash interest expense, for the three month ended March 31, 2013. Cash interest expense related to the Note Purchase Agreement and the Secured Promissory Note represented $408,778 for the three months ended March 31, 2013.

6. DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into certain derivative financial instruments with respect to a portion of its oil and gas production in the third quarter of 2013. Prior thereto, the Company had not entered into any derivative financial instruments. These instruments are used to manage the inherent uncertainty of future revenues due to commodity price volatility and currently include only costless price collars. The Company does not intend to hold or issue derivative financial instruments for speculative trading purposes and has elected not to designate any of its derivative instruments for hedge accounting treatment.

As of March 31, 2014, the Company had the following open oil derivative positions. These oil derivatives settle against the average of the daily settlement prices for the WTI first traded contract month on the New York Mercantile Exchange (“NYMEX”) for each successive day of the calculation period.

	Price Collars
	Monthly	Weighted Average	Weighted Average
	Volume	Floor Price	Ceiling Price
Period	(BBLs/m)	($/BBL)	($/BBL)
Q2 - Q4, 2014	6,000	$85.00	$95.00
Q1 - Q2, 2015	6,000	$80.00	$93.50

As of March 31, 2014, the Company had the following open natural gas derivative positions. These natural gas derivatives settle against the NYMEX Penultimate for the calculation period.

	Price Collars
	Monthly	Weighted Average	Weighted Average
	Volume	Floor Price	Ceiling Price
Period	(Btu/m)	($/Btu)	($/Btu)
Q2 - Q4, 2014	10,000	$3.75	$4.40
Q1 - Q2, 2015	10,000	$3.75	$4.40

Cash settlements and unrealized gains and losses on fair value changes associated with the Company’s commodity derivatives are presented in the “Oil and gas derivatives’ caption in the accompanying consolidated statements of earnings.

The following table sets forth the cash settlements and unrealized gains and losses on fair value changes for commodity derivatives for the three months ended March 31, 2014.

Three Months Ended
March 31, 2014
Cash settlements to (by) Company	$(47,669)
Unrealized gains (losses) on commodity derivatives	(68,058)

Loss on oil and gas derivatives	$(115,727)

On October 15, 2013, the Company entered into an Intercreditor Agreement with Apollo and BP Energy Company to provide collateral for its oil and gas derivative financial instruments. BP Energy Corporation North America simultaneously provided a Guarantee for $25 million as collateral for its obligations to the Company.

7. COMMITMENTS AND CONTINGENCIES

Environment

Osage, as owner and operator of oil and gas properties, is subject to various Federal, State, and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the owner of real property and the lessee under oil and gas leases for the cost of pollution clean-up resulting from operations, subject the owner/lessee to liability for pollution damages and impose restrictions on the injection of liquids into subsurface strata. Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasing stringent regulations could require the Company to make additional unforeseen environmental expenditures. The Company maintains insurance coverage it believes is customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of March 31, 2014, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s property.

Operating leases

In February 2011, the Company entered into a 36 month lease for its corporate offices in San Diego. In February 2014 the Company amended this lease to extend the term for an additional three years through February 2017. In February 2012, the Company entered into a 24 month lease for a vehicle to be utilized by its operations in Oklahoma and entered into a 36 month lease for a vehicle at the termination of the original auto lease. In December 2013, the Company entered into a three year lease for office space in Oklahoma City the term for which commenced in February 2014.

Rental expense totaled $30,939 and $14,364 in the three months ended March 31, 2014 and 2013, respectively.

Future minimum commitments under operating leases are as follows as of March 31, 2014:

Year	Amount

2014 (April - December)	$137,825
2015	184,810
2016	186,098
2017	29,862
2018 and beyond	-
$538,595

Capital leases

The Company entered into a lease for certain office furniture and equipment during the three months ended March 31, 2014. The term of the lease is three years and as the lease essentially transfers the risks of ownership it is being accounted for as a capital lease.

Leased property under capital leases at March 31, 2014 includes:

March 31, 2014
Furniture and equipment	$127,436
less: accumulated depreciation	(2,124)
$125,312

Total depreciation expense under capital leases was $2,124 for the three months ended March 31, 2014 and as of that date the future minimum lease payments under capital leases were as follows:

Year	Amount

2014 (April - December)	$32,217
2015	42,956
2016	42,956
2017	7,158
125,287
Less amount representing interest	(1,354)
Present value of minimum lease payments	$123,933

Current maturities	$42,195
Non-current maturities	81,738
$123,933

Legal Proceedings

The Company is not a party to any litigation that has arisen in the normal course of its business or that of its subsidiaries.

Division de Impuestos y Actuanas Nacionales (“DIAN”), the Colombian tax authorities, levies a tax based on the equity value of Cimarrona. In 2010, the Company was notified by DIAN that it owed $883,742 in equity taxes relating to the 2001 and 2003 equity tax years. To compute the value the equity tax is assessed upon, Cimarrona subtracted the cost of its non-producing wells in 2001 and 2003. However, DIAN’s position is that as long as the field is productive, Cimarrona should not have subtracted the cost of the non-producing wells. In May 2011, we settled in full the 2001 equity liability with DIAN. In January 2012, we were informed by DIAN that we had lost our appeal on the 2003 tax issue and we increased the amount attributable to the 2003 tax year by $322,288 as of December 31, 2011 to correspond to the amount DIAN indicated we owed for the 2003 tax year. In January 2013, we successfully concluded negotiations with DIAN with respect to the ultimate liability for the 2003 tax year. DIAN waived certain interest and penalties. We paid the agreed final liability to DIAN in January 2013, and financed the payment with an unsecured Colombian term loan facility in the amount of $367,521. We recognized in discontinued operations the $531,644 benefit of the amnesty in the quarter ended June 30, 2013, upon receipt of official confirmation that the liability is fully settled. We repaid the unsecured Colombian term loan facility in October 2013 in conjunction with the sale of Cimarrona.

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

8. MAJOR CUSTOMERS

During the three months ended March 31, 2014 and 2013, the Company had the following customers who accounted for all of its sales:

	Three Months ended		Three Months ended
	March 31, 2014		March 31, 2013
	Amount	% of Total	Amount	% of Total
Slawson	$1,917,664	72.7%	$952,071	78.6%
Devon	543,469	20.6%	177,922	14.7%
Stephens	171,764	6.5%	81,879	6.8%
Sundance	4,518	0.2%	-	0.0%
Total	$2,637,415	100.0%	$1,211,872	100.0%

9. LIABILITY FOR ASSET RETIREMENT OBLIGATIONS

The Company recognizes a liability at discounted fair value for the future retirement of tangible long-lived assets and associated assets retirement cost associated with the petroleum and natural gas properties. The fair value of the liability is capitalized as part of the cost of the related asset and amortized to expense over its useful life. The liability accretes until the date of expected settlement of the retirement obligations. The related accretion expense is recognized in the statement of operations. The provision will be revised for the effect of any changes to timing related to cash flow or undiscounted abandonment costs. Actual expenditures incurred for the purpose of site reclamation are charged to the asset retirement obligations (“AROs”) to the extent that the liability exists on the balance sheet. Differences between the actual costs incurred and the fair value of the liability recorded are recognized in income in the period the actual costs are incurred. There are no legally restricted assets for the settlement of AROs. No income tax is applicable to the ARO as of March 31, 2014 and December 31, 2013, because the Company records a valuation allowance on deductible temporary differences due to the uncertainty of its realization.

A reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2014 is as follows:

Three Months Ended
March 31, 2014
Beginning balance	$3,886
Incurred during the period	-
Reversed during the period	-
Additions for new wells	39
Accretion expense	200
Ending balance	$4,125

10. EQUITY

Common Stock

In February 2014, the Company initiated a private placement, pursuant to Securities Purchase Agreements between Osage and certain purchasers, with aggregate gross proceeds of approximately $6.4 million. The purchase price of each unit, representing one share of common stock and a warrant to purchase 0.4 shares of common stock at $1.80 per share, was $0.90. The warrants have a term of five years. The placement agent will receive placement fees of 8%, in cash or warrants or a combination thereof at their election. As of March 31, 2014 units representing $6,396,000 had been sold, representing 7,106,672 shares of common stock and warrants to purchase 2,842,662 shares of common stock. The placement agent fees related to these units as of March 31, 2014 were cash fees of $319,880 and warrants to purchase 191,880 shares of common stock at $0.01 per share. In addition, the Company incurred legal fees of $9,999 with respect to the private placement in the three months ended March 31, 2014.

On January 2, 2014 we issued a total of 550,000 shares to three individuals in connection with amended employment and consulting agreements. Stock based compensation had already been expensed for 150,000 shares as discussed below. The remaining 400,000 shares vest on January 1, 2015, were valued at $436,000 based on closing prices of $1.00 for 200,000 shares and $1.18 for 200,000 shares and are being expensed over one year.

During the three months ended March 31, 2013 we issued 400,000 shares which vested immediately to two employees with a fair value of $364,000, or $0.91 per share. On August 1, 2012, in connection with a three-year employment agreement, we agreed to issue 150,000 shares of common stock at future dates as specified in the agreement. The 150,000 shares were valued at $177,000, or $1.18 per share, and were being expensed over the three years of the employment agreement. We recognized $14,750 of expense related to these shares in the three months ended March 31, 2013. On January 2, 2014, we amended the employment agreement and the vesting of these shares accelerated, and we recognized the unamortized portion of the stock based compensation expense in the fourth quarter of 2013.

Total stock-based compensation expense was $109,000 and $378,750 for the three months ended March 31, 2014 and 2013, respectively.

Warrants

During the three months ended March 31, 2014, 200,000 warrants were exercised by a consultant who had previously received the warrants in exchange for services.

11. DISCONTINUED OPERATIONS

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

The sales price consisted of cash of $6,800,000, less settlement of debt of Cimarrona LLC of approximately $250,000. Of the net sales price, $250,000 will be held in escrow for 12 months to secure any post-Closing purchase price adjustments and any indemnity obligations of the Company pursuant to the Agreement. In addition, so long as the per barrel transportation rate charged with respect to the pipeline is not adjusted prior to March 31, 2014, then Raven is obligated to pay the Company an additional $1,000,000 in cash. Pursuant to the Agreement, the Company also recognized a receivable for a working capital adjustment of $422,955 in other current assets as of December 31, 2013 and recognized a gain on disposal of discontinued operations of $4,873,660 in the year ended December 31, 2013. Raven has reimbursed the Company for the working capital adjustment. The Company and Raven are in discussions about the status of the per barrel transportation rate with respect to the pipeline, and the Company does not presently have sufficient information to estimate the outcome of these discussions.

The following table sets forth the results of operations for the discontinued operations for the three months ended March 31, 2013:

March 31, 2013
Revenues
Oil revenues	$615,687
Pipeline revenues	599,192
Total revenues	1,214,879

Operating costs and expenses
Operating expenses	316,538
Depreciation, depletion and accretion	58,752
Equity tax	32,964
General and administrative	21,790
Total operating costs and expenses	430,044

Operating income	784,835

Other income (expenses):
Interest income	71
Interest expense	(7,248)
Income before income taxes	777,658
Provision for income taxes	-

Net income	$777,658

12. SUBSEQUENT EVENTS

As more fully discussed in Note 5, the Company amended the Note Purchase Agreement with Apollo on April 3, 2014 and Apollo and the Company are in discussions with respect to modifications covenants. On April 7, 2014, the Company drew down an additional $5 million, bringing total borrowings under the note purchase agreement to $25 million.

Subsequent to March 31, 2014, the Company has raised additional proceeds of $150,000 in the private placement.

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

On October 7, 2013, the Company completed the sale of 100% of the membership interests in Cimarrona LLC to Raven Pipeline Company, LLC (“Raven”), pursuant to a Membership Interest Purchase Agreement (the “Agreement”) dated September 30, 2013 by and between the Company and Raven. Accordingly, the Company will not recognize any revenues or expenses for Cimarrona LLC from October 1, 2013. The sales price consisted of cash of $6,800,000, less settlement of debt of Cimarrona LLC of approximately $250,000. Of the net sales price, $250,000 will be held in escrow for 12 months to secure any post-closing purchase price adjustments and any indemnity obligations of the Company pursuant to the Agreement. In addition, so long as the per barrel transportation rate charged with respect to the pipeline is not adjusted prior to March 31, 2014, then Raven is obligated to pay the Company an additional $1,000,000 in cash within five business days of that date. The Company and Raven are in discussions about the per barrel transportation rate, and the Company does not presently have sufficient information to estimate the outcome.

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

As a result of the Partition Agreement, Osage has become the project operator on a majority of its acreage in the Nemaha Ridge Project. As of March 31, 2014, Osage was allocated approximately 5,457 net acres (11,228 gross) in thirty-one sections, and remains joint-venture partners with the Slawson in approximately 4,192 net acres (26,167 gross) across forty-one sections.

In 2011, the Company began to acquire leases in Pawnee County, Oklahoma, targeting the Mississippian formation. In July 2011, we purchased from B&W Exploration, Inc. (“B&W”) the Pawnee County prospect targeting the Mississippian, for $8,500. In addition, B&W is also entitled to an overriding royalty interest on the leases acquired and a 12.5% carry on the first $200,000 of lease bonus paid in the form of an assignment of 12.5% of the leases acquired. Subsequently, B&W shall have an option to purchase a 12.5% share of leasehold acquired on a heads-up basis. As of March 31, 2014, the Company had 4,190 net acres (5,085 gross) leased in Pawnee County. As of March 31, 2014, none of these leases have been assigned to B&W.

In 2011, we also began to acquire leases in Coal County, Oklahoma, targeting the Woodford Shale formation. The Woodford Shale formation is located mainly in southeastern Oklahoma in the Arkoma Basin. The Woodford shale lies directly under the Mississippian and started as a vertical play, but horizontal drilling techniques and multi-stage fracturing technology have been used in the Woodford in recent years with much success. At March 31, 2014, we had 4,253 net (9,509 gross) acres leased in Coal County.

At March 31, 2014, we have leased 18,092 net (51,989 gross) acres across three counties in Oklahoma as follows:

	Gross	Osage Net
Logan (non operated)	26,167	4,192
Logan	11,228	5,457
Coal	9,509	4,253
Pawnee	5,085	4,190
	51,989	18,092

We have accumulated deficits of $5,154,607 (unaudited) at March 31, 2014 and $4,219,480 at December 31, 2013. Substantial portions of the losses are attributable to stock-based compensation, professional fees and interest expense.

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next 12 months and beyond. These steps include (a) becoming and operator of our own wells, (b) participating in drilling of wells in Logan County, Oklahoma, (c) controlling overhead and expenses, and (d) raising additional equity and/or debt.

On April 27, 2012, we entered into a $10,000,000 senior secured note purchase agreement with Apollo Investment Corporation. On April 5, 2013 we amended this agreement, increasing the facility to $20,000,000 and on April 3, 2014 we further amended this agreement, increasing the facility to $30,000,000, extending the term of the facility by one year, reducing the interest rate from Libor plus 15% to Libor plus 11% and agreeing to modify the covenants to reflect the transition from participant to operator. On April 7, 2014, we drew down an additional $5 million, bringing total borrowings under the Note Purchase Agreement to $25 million.

As of March 31, 2014, as a result of production delays outside of the Company’s control, the Company was not in compliance with certain covenants including the minimum production covenant under the senior secured note purchase agreement. The Company and Apollo are presently in discussions with respect to covenant modifications. Until such discussions are concluded, the existing covenants are in effect and, accordingly, the Company has classified the borrowings under the Note Purchase Agreement as short term in the accompanying consolidated balance sheets.

In February 2014, the Company initiated a private placement, pursuant to Securities Purchase Agreements between Osage and certain purchasers, with aggregate gross proceeds of approximately $6.4 million. The purchase price of each unit, representing one share of common stock and a warrant to purchase 0.4 shares of common stock at $1.80 per share, was $0.90. The warrants have a term of five years. The placement agent receives placement fees of 8%, in cash or warrants or a combination thereof at their election.

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

Results of Operations

Three Months ended March 31, 2014 compared to Three Months ended March 31, 2013

Our total revenues for the three months ended March 31, 2014 and 2013 comprised the following:

	2014		2013		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues
Oil sales	$2,132,817	80.9%	$1,087,839	89.8%	$1,044,978	96.1%
Natural gas sales	504,598	19.1%	124,033	10.2%	380,565	306.8%
Total revenues	$2,637,415	100.0%	$1,211,872	100.0%	$1,425,543	117.6%

Oil Sales

Oil Sales were $2,132,817, an increase of $1,044,978, or 96.1%, for the three months ended March 31, 2014 compared to $1,087,839 for the three months ended March 31, 2013. Oil sales increased due to an increase in the number of barrels sold and an increase in the average price per barrel. We sold 21,427 barrels (“BBLs”) at an average price of $97.16 in the 2014 period, compared to 12,115 BBLs at an average price of $89.79 in the 2013 period. We began well production in Logan County, Oklahoma, in the first quarter of 2012, and continue to develop wells in that area, which accounted for the increase in oil sales.

Natural Gas Sales

Natural gas sales comprise revenues from the sale of natural gas and natural gas liquids. Natural gas sales were $451,784 for the three months ended March 31, 2014 compared to $124,033 for the three months ended March 31, 2013, an increase of $327,751, or 264.2%. Natural gas liquid sales were $52,814 for the three months ended March 31, 2014 and there were no natural gas liquid sales in the three months ended March 31, 2013. All of our natural gas and natural gas liquid sales are from the well production in Logan County, Oklahoma.

Total revenues were $2,637,415, an increase of $1,425,543 or 117.6% for the three months ended March 31, 2014 compared to $1,211,872 for the three months ended March 31, 2013. Oil sales accounted for 80.9% and 89.8% of total revenues in the 2014 and 2013 periods, respectively.

Production

For the three months ended March 31, 2014 and 2013, our production was as follows:

	2014		2013		Increase/(Decrease)
Oil Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	22,330	100.0%	12,160	100.0%	10,170	83.6%

Natural Gas Production:	Net Mcf	% of Total	Net Mcf	% of Total	Mcf	%
United States	77,627	100.0%	26,568	100.0%	51,059	192.2%

Natural Gas Liquid Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	1,796	100%	-	n/a	1,796	n/a

Oil production, net of royalties, was 22,330 BBLs, an increase of 10,170 BBLs, or 83.6% for the three months ended March 31, 2014 compared to 12,160 BBLs for the three months ended March 31, 2013, due to production increases as a result of new wells coming online.

Natural gas production was 77,627 thousand cubic feet (“Mcf”) for the three months ended March 31, 2014, an increase of 51,059 Mcf, or 192.2% over the production of 26,568 Mcf in the 2013 period. Natural gas liquid production was 1,796 BBLs in the three months ended March 31, 2014 and there was no natural gas liquid production in the prior year period. Gas production began in the first quarter of 2012 in our Logan County properties. We commenced production of natural gas liquids in the second quarter of 2013 at certain wells in Logan County.

Operating Costs and Expenses

For the three months ended March 31, 2014 and 2013, our operating costs and expenses were as follows:

	2014		2013		Change
		Percent of		Percent of
	Amount	Sales	Amount	Sales	Amount	Percentage
Operating Expenses
Operating expenses	$473,142	17.9%	$182,371	15.0%	$290,771	159.4%
General & administrative expenses	843,952	32.0%	843,710	69.6%	242	0.0%
Depreciation, depletion and accretion	999,899	37.9%	270,485	22.3%	729,414	269.7%
Total operating expenses	$2,316,993	87.9%	$1,296,566	107.0%	$1,020,427	78.7%

Operating income	$320,422	12.1%	$(84,694)	-7.0%	$405,116	-478.3%

Operating Costs

Our operating costs were $473,142 for the three months ended March 31, 2014 compared to $182,371 for the three months ended March 31, 2013, due to an increase in operating costs in the U.S. as a result of having 42 wells in production in Logan County at March 31, 2014. Operating costs as a percentage of total revenues increased to 17.9% in the 2014 period from 15.0% in 2013 period, as the percentage increase in revenues was less than the percentage increase in operating costs as new wells came into production. The average production cost per barrel of oil equivalent (“Production Cost/BOE”) for the three months ended March 31, 2014 was $12.77 compared to an average total Production Cost/BOE of $10.99 for the three months ended March 31, 2013.

General and Administrative Expenses

General and administrative expenses were $843,952 for the three months ended March 31, 2014, essentially flat compared to $843,710 for the three months ended March 31, 2013. As a percent of total revenues, general and administrative expenses decreased to 32.0% in the 2014 period from 69.6% in the 2013 period. Stock based compensation for the three months ended March 31, 2014 was $109,000, compared to $378,750 in the three months ended March 31, 2013. The increase of $269,992 in other general and administrative expenses was primarily due to increased salary, legal and professional and insurance expenses.

Depreciation, Depletion and Accretion

Depreciation, depletion and accretion were $999,899 for the three months ended March 31, 2014 and $270,485 for the three months ended March 31, 2014, an increase of $729,414 or 269.7%. Our depletion expense will continue to increase to the extent we are successful in our well production in Oklahoma.

Operating Income (Loss)

Operating income was $320,422 for the three months ended March 31, 2014 compared to an operating loss of $84,694 for the three months ended March 31, 2014. The improvement in operating income is as a result of revenue growth of 117.6% exceeding the 78.7% increase in total operating expenses.

Interest Expense

Interest expense was $1,210,560 for the three months ended March 31, 2014 compared to $766,506 for the three months ended March 31, 2013, an increase of $444,054. The increase in interest expense during the 2014 period was primarily due to greater amounts outstanding under our credit facilities. In the three months ended March 31, 2014, cash interest expense amounted to $862,577. The remaining non-cash interest expense of $347,983 represented amortization of deferred financing fees. In the three months ended March 31, 2013, cash interest expense amounted to $408,779. The remaining non-cash interest expense of $357,727 consisted primarily of deferred financing fees of $314,462 and debt discount amortization of $43,265.

Oil and Gas Derivatives

Oil and gas derivatives reflected an unrealized loss of $68,058 for the three months ended March 31, 2014 as a result of marking open financial derivative instruments to market as of March 31, 2014 and losses realized on financial derivative instruments settled of $47,669 during the three months then ended. There were no open financial derivative instruments as of March 31, 2013.

Provision for Income Taxes

Provision for income taxes was zero for the three months ended March 31, 2014 and 2013. Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its U.S. operations for the current period.

Loss from Continuing Operations

Loss from continuing operations was $935,127 for the three months ended March 31, 2014 compared to a loss of $851,083 for the three months ended March 31, 2013. The $405,116 increase in operating income was more than offset by the $444,054 increase in interest expense and the $115,727 loss on oil and gas derivatives in the three months ended March 31, 2014 compared to the prior year period.

Income from Discontinued Operations Net of Income Taxes

Income from discontinued operations net of income taxes was $777,658 in the three months ended March 31, 2013. These operations were disposed of effective September 30, 2013.

Net Income (Loss)

Net loss was $935,127 in the three months ended March 31, 2014 compared to a net loss of $73,425 in 2013. The increase in loss from continuing operations of $84,044 and the reduction of $777,658 in net income from discontinued operations represent the drivers of the $861,702 increase in net loss.

Foreign Currency Translation Adjustment Attributable to Discontinued Operations

There was no foreign currency gain or loss in the three months ended March 31, 2014 compared to a gain of $23,563 in 2013.

Comprehensive Income (Loss)

Comprehensive loss was $935,127 for the three months ended March 31, 2014 compared to a comprehensive loss of $49,862 for the three months ended March 31, 2013. The increase in net loss of $861,702 to $935,127 in 2014 was the primary contributor, along with the foreign currency translation gain of $23,563 in the prior year period.

Income (Loss) per Share

Basic and diluted loss per share from continuing operations was $0.02 the three months ended March 31, 2014 compared to a loss per share of $0.02 in the prior year period. There was no income from discontinued operations in the three months ended March 31, 2014, compared to basic and diluted income from discontinued of $0.02 per share in the prior year period.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $3,655,826 for the three months ended March 31, 2014, compared to net cash provided of $1,918,817 for the three months ended March 31, 2013. The major components of net cash provided by operating activities for the three months ended March 31, 2014 included non-cash activities which consisted of provision for depreciation, depletion and amortization of $999,699, amortization of deferred financing costs of $347,983, shares issued for services of $109,000 and unrealized losses on derivative contracts of $68,058. Other significant components included the $1,520,507 increase in accounts payable due primarily to our Oklahoma operations related to well production along with a reduction in accounts receivable of $388,618. Net cash provided by operating activities for the three months ended March 31, 2013 totaled $1,918,817. The major components of the net cash provided by operating activities in 2013 were an increase in accounts payable of $1,912,332, shares issued for services of $378,750, provision for depreciation, depletion and accretion of $329,237 and amortization of deferred financing costs of $314,462, partially offset by a decrease in accrued expenses of $609,665 and an increase in accounts receivable of $428,976.

Net cash used in investing activities totaled $3,892,720 for the three months ended March 31, 2014 and consisted primarily of investments in oil and gas wells of $3,955,953. Net cash used investing activities in 2013 totaled $5,750,031 and consisted primarily of $5,706,254 investment in oil and gas properties, along with an increase of $63,623 in restricted cash.

Net cash provided by financing activities totaled $6,064,699 for the three months ended March 31, 2014 and consisted primarily of $6,066,201 in net proceeds from a private placement of securities. Net cash provided by financing activities amounted to $4,336,893 in the three months ended March 31, 2013, consisting primarily of $4,000,000 proceeds from the Secured Promissory Note.

Our capital expenditures are directly related to drilling operations and the completion of successful wells. Our level of expenditures in the U.S. is dependent upon successful operations and availability of financing.

Effect of Changes in Prices

Changes in prices during the past few years have been a significant factor in the oil and gas (“O&G”) industry. The price received for the oil produced by us fluctuated significantly during the last year. Changes in the price received for our O&G is set by market forces beyond our control as well as governmental intervention. The volatility and uncertainty in O&G prices have made it more difficult for a company like us to increase our O&G asset base and become a significant participant in the O&G industry. We currently sell all of our O&G production to Slawson, Devon, Stephens and Sundance in the U.S. However, in the event these customers discontinued O&G purchases, we believe we can replace these customers with other customers who would purchase the oil at terms standard in the industry. In our Logan county properties, we sold oil and gas at prices ranging from $92.82 to $100.38 per barrel and $3.81 to $6.89 per Mcf in the three months ended March 31, 2014 and at prices ranging from $86.49 to $93.75 per barrel and $3.51 to $6.52 per Mcf in the three months ended March 31, 2013. We began to sell natural gas liquids in the second quarter of 2013 and we sold natural gas liquids in our Logan county properties at prices ranging from $27.00 to $35.33 in the three months ended March 31, 2014.

We have exposure to changes in interest rates as our Apollo debt facility is tied to the London inter-bank overnight rate.

Oil and Gas Properties

We follow the “successful efforts” method of accounting for our O&G exploration and development activities, as set forth in FASB ASC Topic 932 (“ASC 932”). Under this method, we initially capitalize expenditures for O&G property acquisitions until they are either determined to be successful (capable of commercial production) or unsuccessful. The carrying value of all undeveloped O&G properties is evaluated periodically and reduced if such carrying value appears to have been impaired. Leasehold costs relating to successful O&G properties remain capitalized while leasehold costs which have been proven unsuccessful are charged to operations in the period the leasehold costs are proven unsuccessful. Costs of carrying and retaining unproved properties are expensed as incurred. The costs of drilling and equipping development wells are capitalized, whether the wells are successful or unsuccessful. The costs of drilling and equipping exploratory wells are capitalized until they are determined to be either successful or unsuccessful. If the wells are successful, the costs of the wells remain capitalized. If, however, the wells are unsuccessful, the capitalized costs of drilling the wells, net of any salvage value, are expensed in the period the wells are determined to be unsuccessful. We did not record any impairment charges during the three months ended March 31, 2014 or 2013. The provision for depreciation and depletion of O&G properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of O&G properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of O&G produced during the period by the total estimated units of proved O&G reserves.

This calculation is done on a field-by-field basis. As of March 31, 2014 and 2013 our oil production operations were conducted in the U.S. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of O&G properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined. In accordance with FASB ASC Topic 410 (“ASC 410”), “Accounting for Asset Retirement Obligations,” we record a liability for any legal retirement obligations on our O&G properties. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with State laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.

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

Item 4. Controls and Procedures

The Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial offer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting (“ICFR”) as of March 31, 2014, utilizing a top-down, risk-based approach described in SEC Release No. 34-55929 as suitable for smaller public companies. Based on this assessment, management determined that the Company’s ICFR as of March 31, 2014 is not effective, and that, as of March 31, 2014, there were material weaknesses in our ICFR.

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

Except as indicated herein, there were no changes in the Company’s ICFR during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to, or the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to our business.

Item 1.A. Risk Factors

Our Company is a Smaller Reporting Company. A Smaller Reporting Company is not required to provide the risk factor disclosure required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2014, the Company initiated a private placement, pursuant to Securities Purchase Agreements between Osage and certain purchasers, with aggregate gross proceeds of approximately $6.4 million. The purchase price of each unit, representing one share of common stock and a warrant to purchase 0.4 shares of common stock at $1.80 per share, was $0.90. The warrants have a term of five years. The placement agent will receive placement fees of 8%, in cash or warrants or a combination thereof at their election. As of March 31, 2014 units representing $6,396,000 had been sold, representing 7,106,672 shares of common stock and warrants to purchase 2,842,662 shares of common stock. The placement agent fees related to these units as of March 31, 2014 were cash fees of $319,880 and warrants to purchase 191,880 shares of common stock at $0.01 per share.

In January 2014, we issued a total of 550,000 shares to three individuals in connection with amended employment and consulting agreements.

In January 2014, 200,000 warrants were exercised by a consultant who had previously received the warrants in exchange for services.

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

OSAGE EXPLORATION AND DEVELOPMENT, INC. (Registrant)

Date: May 15, 2014	By:	/s/ Kim Bradford
Kim Bradford
President and Chief Executive Officer

Date: May 15, 2014	By:	/s/ Norman Dowling
Norman Dowling
Principal Financial Officer

EXHIBIT INDEX

The following is a list of Exhibits required by Item 601 of Regulation S-K. Except for these exhibits indicated by an asterisk which are filed herewith, the remaining exhibits below are incorporated by reference to the exhibit previously filed by us as indicated.

Exhibit No.	Description

3.1	Articles of Incorporation of Osage Exploration and Development, Inc. (1)

3.2	Bylaws of Osage Exploration and Development, Inc. (2)

10.32	Third Amendment to Note Purchase Agreement Dated April 3, 2014 (3)

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Kim Bradford, President and Chief Executive Officer (Principal Executive Officer)*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Norman Dowling, Chief Financial Officer (Principal Financial Officer)*

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Kim Bradford, President and Chief Executive Officer (Principal Executive Officer)*

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Norman Dowling, Chief Financial Officer (Principal Financial Officer)*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Presentation Linkbase*

(1)	Incorporated herein by reference to Exhibit 3.1 to the Osage Exploration and Development, Inc. Form 10-SB Amendment No. 1 filed August 27, 2007

(2)	Incorporated herein by reference to Exhibit 3.2 to the Osage Exploration and Development, Inc. Form 10-SB Amendment No. 1 filed August 27, 2007

(3)	Incorporated by reference to the Osage Exploration and Development, Inc. Form 8-K filed April 3, 2014

(*)	Filed with this Form 10-Q

