Form 10-Q
period 2014-06-30
OSAGE EXPLORATION & DEVELOPMENT, INC.
filed 2014-08-14
CIK 1405686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

OSAGE EXPLORATION AND DEVELOPMENT, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	0-52718	26-0421736
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation or organization)	File No.)	Identification No.)

2445 5th Avenue Suite 310 San Diego, CA 92101	(619) 677-3956
(Address of principal executive offices)	(Issuer’s telephone number)

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

Yes [  ]                No [X]

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of August 12, 2014 was 58,098,014.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2014 (Unaudited) and December 31, 2013

	June 30, 2014	December 31, 2013
ASSETS

Current assets:
Cash and equivalents	$10,281,446	$2,782,643
Accounts receivable	1,901,042	2,769,414
Prepaid expenses and other current assets	84,137	596,742
Deferred financing costs	1,390,642	1,829,124
Total current assets	13,657,267	7,977,923

Property and equipment, at cost:
Oil & gas properties and equipment (successful efforts method)	39,815,424	27,339,460
Other property & equipment	259,025	85,746
	40,074,449	27,425,206
Less: accumulated depletion, depreciation and amortization	(5,028,695)	(2,683,085)
	35,045,754	24,742,121

Restricted cash	870,965	908,645
Total assets	$49,573,986	$33,628,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,883,853	$555,784
Joint interest billing	2,629,212	-
Accrued expenses	671,992	117,800
Unrealized losses on oil and gas derivatives	669,047	265,961
Capital lease liability, current portion	42,272	-
Notes payable	25,000,000	20,000,000
Total current liabilities	32,896,376	20,939,545

Unrealized losses on oil and gas derivatives, net of current portion	-	91,606
Capital lease liability, net of current portion	71,141	-
Liability for asset retirement obligations	4,541	3,886
Total liabilities	32,972,058	21,035,037

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding as of June 30, 2014 or December 31, 2013	-	-
Common stock, $0.0001 par value, 190,000,000 shares authorized; 58,098,014 and 49,854,675 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	5,809	4,985
Additional paid-in capital	26,243,475	16,903,147
Stock purchase notes receivable	(95,000)	(95,000)
Accumulated deficit	(9,552,356)	(4,219,480)
Total stockholders’ equity	16,601,928	12,593,652
Total liabilities and stockholders’ equity	$49,573,986	$33,628,689

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

For Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Operating revenues
Oil revenues	$1,895,201	$1,220,811	$4,028,018	$2,308,650
Natural gas revenues	583,495	96,782	1,088,093	220,815
Total operating revenues	2,478,696	1,317,593	5,116,111	2,529,465

Operating costs and expenses
Operating costs	390,699	356,489	863,841	538,860
General and administrative expenses	3,643,408	549,133	4,487,360	1,392,843
Depreciation, depletion and accretion	1,346,123	344,527	2,346,022	615,012
Loss on disposal of fixed assets

Total operating costs and expenses	5,380,230	1,250,149	7,697,223	2,546,715

Operating income (loss)	(2,901,534)	67,444	(2,581,112)	(17,250)

Other income (expenses):
Interest income	4,409	1,023	4,833	1,140
Interest expense	(1,215,579)	(1,129,640)	(2,426,139)	(1,896,146)
Loss on oil and gas derivatives	(362,995)	(36,690)	(478,722)	(36,690)
Gain on sale of land interests	77,950	-	148,264	-

Loss from continuing operations before income taxes	(4,397,749)	(1,097,863)	(5,332,876)	(1,948,946)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(4,397,749)	(1,097,863)	(5,332,876)	(1,948,946)
Discontinued operations:
Income from discontinued operations net of income taxes	-	1,128,565	-	1,906,223

Net income (loss)	(4,397,749)	30,702	(5,332,876)	(42,723)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment attributable to discontinued operations	-	(849)	-	22,714

Comprehensive income (loss)	$(4,397,749)	$29,853	$(5,332,876)	$(20,009)

Basic and diluted income (loss) per share
Continuing operations	$(0.08)	$(0.02)	$(0.10)	$(0.04)
Discontinued operations	$-	$0.02	$-	$0.04

Weighted average number of common share and common share equivalents used to compute basic and diluted income (loss) per share	58,033,570	49,804,453	54,817,975	49,645,119

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For Six Months Ended June 30, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net loss	$(5,332,876)	$(42,723)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	3,032,252	405,500
Amortization of deferred financing costs	538,482	641,424
Amortization of debt discount	-	91,415
Gain on sale of land interests	(148,264)	-
Write off of expired mineral rights leases	13,373	15,283
Accretion of asset retirement obligation	412	4,731
Provision for depletion, depreciation and amortization	2,345,610	714,899
Unrealised loss on oil and gas derivatives	311,480	36,690
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	868,372	(1,612,442)
Decrease in prepaid expenses and other current assets	512,605	18,497
(Decrease) increase in accounts payable	(236,819)	132,154
Increase in joint interest billing account	2,629,212	-
Increase (decrease) in accrued expenses	554,192	(907,619)
Net cash provided by (used in) operating activities	5,088,031	(502,191)

Cash flows from investing activities:
Investments in oil & gas properties	(9,115,107)	(9,957,828)
Investments in non-oil & gas properties	(45,844)	-
Decrease (increase) in restricted cash	37,680	(114,800)
Net proceeds from sale of land interests	339,165	16,846
Proceeds from notes receivable	-	6,000
Net cash used in investing activities	(8,784,106)	(10,049,782)

Cash flows from financing activities:
Proceeds from offering of securities	6,744,000	-
Proceeds from secured promissory notes	5,000,000	10,000,000
Proceeds from term loan	-	367,520
Principal payments on term loan	-	(92,147)
Principal payments on capital leases	(14,022)	-
Payment of placement fees and expenses	(437,100)	-
Payment of deferred financing costs	(100,000)	(100,000)
Proceeds from exercise of warrants	2,000	3,500
Net cash provided by financing activities	11,194,878	10,178,873

Effect of exchange rate on cash and equivalents	-	131,043

Net increase in cash and equivalents	7,498,803	(242,057)

Cash and equivalents - beginning of period	2,782,643	486,205

Cash and equivalents - end of period	$10,281,446	$244,148

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payment for interest	$1,887,657	$1,179,761
Cash payment for income taxes	$-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Increase in asset retirement obligation	$243	$25
Purchase of furniture and fixtures through capital leases	$127,435	$-
Oil and gas additions in accounts payable	$3,564,888	$2,716,579

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013 (unaudited)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As a result of production delays outside of the Company’s control, the Company was not in compliance with certain covenants as of June 30, 2014 and March 31, 2014, including the minimum production covenant under the senior secured note purchase agreement (see Note 5 - Debt).

On April 27, 2012, we entered into a $10,000,000 senior secured note purchase agreement with Apollo Investment Corporation. On April 5, 2013 we amended this agreement, increasing the facility to $20,000,000 and on April 7, 2014 we further amended this agreement, increasing the facility to $30,000,000, extending the term of the facility by one year, reducing the interest rate from Libor plus 15% to Libor plus 11% and agreeing to modify the covenants to reflect the transition from participant to operator. The Company also drew down an additional $5,000,000. The Company and the lender are still in discussions about modifications to the covenants and the existing covenants, some of which the Company is not in compliance with, remain in place until new covenants are agreed upon.

In the six months ended June 30, 2014, the Company raised approximately $6.7 million of gross proceeds in a private placement. (See Note 10 - Equity)

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Management used significant estimates in determining the carrying value of its oil and gas producing assets and the associated depreciation and depletion expense related to sales volumes. The significant estimates include the use of proved oil and gas reserve estimates and the related present value of estimated future net revenues therefrom.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes are credit-worthy financial institutions. However, the Company’s cash balances have exceeded the FDIC insured levels at various times during the three and six months ended June 30, 2014 and 2013. The Company maintains cash accounts only at large, high quality financial institutions and believes the credit risk associated with cash held in banks exceeding the FDIC insured levels is remote. The Company generated substantially all of its revenues from six customers in the three and six months ended June 30, 2014 and four customers in prior year comparable quarter.

Deferred Financing Costs

The Company incurred deferred financing costs in connection with the Note Purchase Agreement (see Note 5), which represented the fair value of warrants, placement fees and legal fees. Deferred financing costs of $3,959,448 are being amortized over the term of the Note Purchase Agreement on a straight-line basis, which approximates the effective interest method.

Deferred financing costs net of accumulated amortization at June 30, 2014 were $1,390,642. Amortization of deferred financing costs was $190,499 and $538,482 for the three and six months ended June 30, 2014, respectively and $326,962 and $641,424 for the three and six months ended June 30, 2013, respectively.

Restricted Cash

In connection with the Apollo Note Purchase Agreement, as amended (see Note 5), the Company has classified $812,500 and $850,000, representing three months interest, as restricted cash as of June 30, 2014 and December 31, 2013, respectively. The Company has also pledged $58,465 for certain bonds and sureties at June 30, 2014. Restricted cash at June 30, 2014 was $870,965, compared to $908,645 at December 31, 2013.

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

The following table shows the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss allocable to continuing operations	$(4,397,749)	$(1,097,863)	$(5,332,876)	$(1,948,946)
Net income allocable to discontinued operations	$-	$1,128,565	$-	$1,906,223

Basic and diluted net income (loss) per share
Continuing operations	$(0.08)	$(0.02)	$(0.10)	$(0.04)
Discontinued operations	$-	$0.02	$-	$0.04

Basic and diluted weighted average shares outstanding	58,033,570	49,804,453	54,817,975	49,645,119

Potential common shares consisted of 7,287,559 and 1,696,843 warrants and options to purchase common stock at June 30, 2014 and 2013, respectively. All of these warrants and options were excluded from the computations for the three and six months June 30, 2014 and 2013, as their effect would have been anti-dilutive.

Fair Value of Financial Instruments

As of June 30, 2014 and December 31, 2013, the fair value of cash and equivalents, accounts receivable, notes payable, accounts payable and accrued expenses approximate carrying values because of the short-term maturity of these instruments.

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

As of June 30, 2014 the Company identified certain derivative financial instruments which required disclosure at fair value on the balance sheet.

The following table presents information for those assets and liabilities requiring disclosure at fair value as of 2014:

		Total	Fair Value Measurements Using:
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
June 30, 2014 assets (liabilities):
Commodity derivative liability	(669,047)	(669,047)	-	(669,047)	-

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

3. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following:

	June 30, 2014	December 31, 2013

Properties subject to amortization	$38,207,374	$25,551,336
Properties not subject to amortization	1,604,149	1,784,465
Capitalized asset retirement costs	3,901	3,659
Accumulated depreciation and depletion	(4,933,502)	(2,606,243)
Oil & gas properties, net	$34,881,922	$24,733,217

Depreciation and depletion expense for oil and gas properties totaled $1,334,307 and $2,327,259 in the three and six months ended June 30, 2014 and 2013, respectively and $213,128 and $478,733 in the three and six months ended June 30, 2013, respectively.

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

As a result of the Partition Agreement, Osage has become the project operator on much of its acreage in the Nemaha Ridge Project. As of June 30, 2014, Osage operated or has the right to operate approximately 4,183 net acres (6,301 gross), and remains joint-venture or potential joint-venture partners with others in approximately 5,185 net acres (30,088 gross).

In 2011, the Company began to acquire leases in Pawnee County, Oklahoma, targeting the Mississippian formation. In July 2011, we purchased from B&W Exploration, Inc. (“B&W”) the Pawnee County prospect targeting the Mississippian, for $8,500. In addition, B&W is also entitled to an overriding royalty interest on the leases acquired and a 12.5% carry on the first $200,000 of lease bonus paid in the form of an assignment of 12.5% of the leases acquired. Subsequently, B&W shall have an option to purchase a 12.5% share of leasehold acquired on a heads-up basis. As of June 30, 2014, the Company had 4,190 net acres (5,085 gross) leased in Pawnee County. As of June 30, 2014, none of these leases have been assigned to B&W.

In 2011, we also began to acquire leases in Coal County, Oklahoma, targeting the Oily Woodford Shale formation. The Oily Woodford Shale formation is located mainly in southeastern Oklahoma in the Arkoma Basin. The Oily Woodford shale lies directly under the Mississippian and started as a vertical play, but horizontal drilling techniques and multi-stage fracturing technology have been used in the Woodford in recent years with much success. At June 30, 2014, we had 4,246 net (9,509 gross) acres leased in Coal County.

At June 30, 2014 we have leased 17,804 net (50,983 gross) acres across three counties in Oklahoma as follows:

	Gross	Osage Net
Logan (non operated)	30,088	5,185
Logan - Osage	6,301	4,183
Coal	9,509	4,246
Pawnee	5,085	4,190
	50,983	17,804

4. SEGMENT AND GEOGRAPHICAL INFORMATION

At June 30, 2014, the Company’s continuing operations comprised one segment in one geographic region.

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

At closing of the Note Purchase Agreement, we paid $100,000 of a minimum placement fee to CC Natural Resource Partners, LLC (“CCNRP”) and issued a warrant to purchase 250,000 shares of common stock, exercisable at $0.01 per share, with a Black-Scholes value of $413,690 and an expiration date of April 27, 2014. Variables used in the valuation include (1) discount rate of 0.26%, (2) expected life of 2 years, (3) expected volatility of 242.0% and (4) zero expected dividends. In addition, we paid $170,692 in legal fees, of which $100,000 were paid to Apollo. In December 2012, we paid an additional $380,000 in placement fees. We also issued a warrant to purchase 100,000 shares of common stock, exercisable at $0.01 per share, with a Black-Scholes value of $89,952 and a term of five years, to the placement agent for the Note Purchase Agreement and amended the term of the warrant granted on April 27, 2012 from two to five years, with a Black-Scholes value of $1,161. Variables used in the valuation include (1) discount rate of 0.72%, (2) expected life of five years, (3) expected volatility of 242.0% and (4) zero expected dividends. In December 2013 we paid an additional $100,000 in placement fees and in April 2014 we paid $100,000 in additional placement fees.

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

During the quarter ended June 30, 2014, we drew down $5,000,000 in additional funds and, as of June 30, 2014, the amount outstanding under the Note Purchase Agreement was $25,000,000. On April 3, 2014, the Company and Apollo amended the Note Purchase Agreement, increasing the amount of the total facility to $30,000,000, extending the term by one year and reducing the interest rate from Libor plus 15% to Libor plus 11%. The parties also agreed to modify future covenants to reflect the Company’s transition from participant to operator.

The Company has recorded deferred financing costs in the aggregate amount of $3,959,448 in connection with the Note Purchase Agreement, which represented the fair value of warrants issued to Apollo and CCNRP, placement fees, amendment fees and legal fees, which are amortized on a straight-line basis over the term of the Notes, which approximates the effective interest method, as the Company did not draw funds at issuance.

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

The Company and Apollo are negotiating new covenants to the Note Purchase Agreement. Until these negotiations are complete existing covenants, some of which the Company is not in compliance with, remain in place. Accordingly, the Company has classified borrowings under the Note Purchase Agreement as short term in the accompanying consolidated balance sheets.

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

In connection with the Note Purchase Agreement, the Company recognized $1,215,360 of interest expense, of which $190,499 was non-cash interest expense and $1,024,861 was cash interest expense, for the three months ended June 30, 2014. For the six months ended June 30, 2014, the Company recognized $2,425,920 of interest expense related to this facility, of which $538,482 was non-cash interest expense and $1,887,438 was cash interest expense. In connection with the Note Purchase Agreement and the Secured Promissory Note, the Company recognized $1,129,640 of interest expense, of which $375,112 was non-cash interest expense and $754,528 was cash interest expense, for the three months ended June 30, 2013. For the six months ended June 30, 2013, the Company recognized $1,896,116 of interest expense related to these facilities, of which $732,839 was non-cash interest expense and $1,163,306 was cash interest expense.

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

As of June, 2014, the Company had the following open oil derivative positions. These oil derivatives settle against the average of the daily settlement prices for the WTI first traded contract month on the New York Mercantile Exchange (“NYMEX”) for each successive day of the calculation period.

	Price Collars
	Monthly	Weighted Average	Weighted Average
	Volume	Floor Price	Ceiling Price
Period	(BBLs/m)	($/BBL)	($/BBL)

Q3 - Q4, 2014	6,000	$85.00	$95.00
Q1 - Q2, 2015	6,000	$80.00	$93.50

As of June 30, 2014, the Company had the following open natural gas derivative positions. These natural gas derivatives settle against the NYMEX Penultimate for the calculation period.

	Price Collars
	Monthly	Weighted Average	Weighted Average
	Volume	Floor Price	Ceiling Price
Period	(Btu/m)	($/Btu)	($/Btu)

Q3 - Q4, 2014	10,000	$3.75	$4.40
Q1 - Q2, 2015	10,000	$3.75	$4.40

Cash settlements and unrealized gains and losses on fair value changes associated with the Company’s commodity derivatives are presented in the “Oil and gas derivatives’ caption in the accompanying consolidated statements of earnings.

The following table sets forth the cash settlements and unrealized gains and losses on fair value changes for commodity derivatives for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014

Cash settlements to (by) Company	$(119,572)	$(167,242)
Unrealized gains (losses) on commodity derivatives	(243,423)	(311,480)
Loss on oil and gas derivatives	$(362,995)	$(478,722)

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013

Cash settlements to (by) Company	$-	$-
Unrealized gains (losses) on commodity derivatives	(36,690)	(36,690)
Loss on oil and gas derivatives	$(36,690)	$(36,690)

On October 15, 2013, the Company entered into an Intercreditor Agreement with Apollo and BP Energy Company to provide collateral for its oil and gas derivative financial instruments. BP Energy Corporation North America simultaneously provided a Guarantee for $25 million as collateral for its obligations to the Company.

7. COMMITMENTS AND CONTINGENCIES

Environment

Osage, as owner and operator of oil and gas properties, is subject to various Federal, State, and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the owner of real property and the lessee under oil and gas leases for the cost of pollution clean-up resulting from operations, subject the owner/lessee to liability for pollution damages and impose restrictions on the injection of liquids into subsurface strata. Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasing stringent regulations could require the Company to make additional unforeseen environmental expenditures. The Company maintains insurance coverage it believes is customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of June 30, 2014, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s property.

Operating Leases

In February 2011, the Company entered into a 36 month lease for its corporate offices in San Diego. In February 2014, the Company amended this lease to extend the term for an additional three years through February 2017. In February 2012, the Company entered into a 24 month lease for a vehicle to be utilized by its operations in Oklahoma and entered into a 36 month lease for a vehicle at the termination of the original auto lease. In December 2013, the Company entered into a three year lease for office space in Oklahoma City the term for which commenced in February 2014.

Rental expense totaled $44,028 and $14,595 in the three months ended June 30, 2014 and 2013, respectively and $74,967 and $28,958 for the six months ended June 30, 2014 and 2013, respectively.

Future minimum commitments under operating leases are as follows as of June 30, 2014:

Year	Amount

2014 (July - December)	$91,883
2015	184,810
2016	186,098
2017	29,862
$492,653

Capital leases

The Company entered into a lease for certain office furniture and equipment in the first quarter of 2014. The term of the lease is three years and as the lease essentially transfer the risks of ownership it is being accounted for as a capital lease.

Leased property under capital leases at June 30, 2014 includes:

June 30, 2014
Furniture and equipment	$127,436
less: accumulated depreciation	(8,496)
$118,940

Total depreciation expense under capital leases was $6,372 and $8,496 for the three and six months ended June 30, 2014 and as of that date the future minimum lease payments under capital leases were as follows:

Year	Amount

2014 (July - December)	$21,478
2015	42,956
2016	42,956
2017	7,158
114,548
Less amount representing interest	(1,135)
Present value of minimum lease payments	$113,413

Current maturities	$42,272
Non-current maturities	71,141
$113,413

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

8. MAJOR CUSTOMERS

During the three and six months ended June 30, 2014 and 2013, the Company had the following customers who accounted for all of its sales:

	Three Months ended		Three Months ended
	June 30, 2014		June 30, 2013
	Amount	% of Total	Amount	% of Total
Slawson	$1,638,250	66.1%	$966,213	73.3%
Devon	492,857	19.9%	102,516	7.8%
Stephens	161,627	6.5%	235,251	17.9%
CMO Energy Partners	153,698	6.2%	-	-
Phillips 66	16,690	0.7%	-	-
Sundance	15,574	0.6%	13,613	1.0%
Total	$2,478,696	100.0%	$1,317,593	100.0%

	Six Months ended		Six Months ended
	June 30, 2014		June 30, 2013
	Amount	% of Total	Amount	% of Total
Slawson	$3,555,914	69.5%	$1,918,284	75.8%
Devon	1,036,326	20.3%	280,438	11.1%
Stephens	333,391	6.5%	317,130	12.6%
CMO Energy Partners	153,698	3.0%	-	-
Phillips 66	16,690	0.3%	-	-
Sundance	20,092	0.4%	13,613	0.5%
Total	$5,116,111	100.0%	$2,529,465	100.0%

9. LIABILITY FOR ASSET RETIREMENT OBLIGATIONS

The Company recognizes a liability at discounted fair value for the future retirement of tangible long-lived assets and associated assets retirement cost associated with the petroleum and natural gas properties. The fair value of the liability is capitalized as part of the cost of the related asset and amortized to expense over its useful life. The liability accretes until the date of expected settlement of the retirement obligations. The related accretion expense is recognized in the statements of operations. The provision will be revised for the effect of any changes to timing related to cash flow or undiscounted abandonment costs. Actual expenditures incurred for the purpose of site reclamation are charged to the asset retirement obligations (“AROs”) to the extent that the liability exists on the balance sheet. Differences between the actual costs incurred and the fair value of the liability recorded are recognized in income in the period the actual costs are incurred. There are no legally restricted assets for the settlement of AROs. No income tax is applicable to the ARO as of June 30, 2014 and December 31, 2013, because the Company records a valuation allowance on deductible temporary differences due to the uncertainty of its realization.

A reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2014 is as follows:

Six Months Ended
June 30, 2014
Beginning balance	$3,886
Incurred during the period	-
Reversed during the period	-
Additions for new wells	243
Accretion expense	412
Ending balance	$4,541

10. EQUITY

Common Stock

In February 2014, the Company initiated a private placement, pursuant to Securities Purchase Agreements between Osage and certain purchasers, with aggregate gross proceeds of approximately $6.7 million. The purchase price of each unit, representing one share of common stock and a warrant to purchase 0.4 shares of common stock at $1.80 per share, was $0.90. The warrants have a term of five years. The placement agent received placement fees of 8%, in cash or warrants or a combination thereof at their election. As of June 30, 2014 units representing $6,744,000 had been sold, representing 7,493,333 shares of common stock and warrants to purchase 2,997,333 shares of common stock. The placement agent fees related to these units as of June 30, 2014 were cash fees of $427,100 and warrants to purchase 196,620 shares of common stock at $0.01 per share. In addition, the Company incurred legal fees of $10,000 with respect to the private placement.

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

On June 5, 2014 we issued a total of 600,000 non-qualified stock options to two employees and a consultant, exercisable at $0.8925 per share, with a Black-Scholes value of $629,714 and an expiration date of June 4, 2024. Variables used in the valuation include (1) discount rate of 0.85%, (2) expected life of 10 years, (3) expected volatility of 220.0% and 219.0% for employees and consultant, respectively, and (4) zero expected dividends. These options were fully vested as of the grant date.

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

On April 10, 2014 we issued a warrant to purchase 2,000,000 shares of common stock to a consultant, exercisable at $1.04 per share, with a Black-Scholes value of $2,184,538 and an expiration date of April 9, 2017. Variables used in the valuation include (1) discount rate of 0.81%, (2) expected life of 3 years, (3) expected volatility of 223.0% and (4) zero expected dividends. This warrant was fully vested as of the grant date.

Total stock-based compensation expense was $2,923,252 and $26,750 for the three months ended June 30, 2014 and 2013, respectively, and $3,032,252 and $405,500 for the six months ended June 30, 2014 and 2013, respectively. All stock-based compensation expense is included in general and administrative expenses in the accompanying unaudited financial statements.

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

The following table sets forth the results of operations for the discontinued operations for the three and six months ended June 30, 2013:

	Three Months	Six Months
	ended	ended
	June 30, 2013	June 30, 2013
Revenues
Oil revenues	$460,749	$1,076,436
Pipeline revenues	611,919	1,211,111
Total revenues	1,072,668	2,287,547

Operating costs and expenses
Operating expenses	362,590	679,128
Depreciation, depletion and accretion	45,866	104,618
Equity tax	(499,922)	(466,958)
General and administrative	26,374	48,164
Total operating costs and expenses	(65,092)	364,952

Operating income	1,137,760	1,922,595

Other income (expenses):
Interest income	13	84
Interest expense	(9,208)	(16,456)
Income before income taxes	1,128,565	1,906,223
Provision for income taxes	-	-
Net income	$1,128,565	$1,906,223

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

On October 7, 2013, the Company completed the sale of 100% of the membership interests in Cimarrona LLC to Raven Pipeline Company, LLC (“Raven”), pursuant to a Membership Interest Purchase Agreement (the “Agreement”) dated September 30, 2013 by and between the Company and Raven. Accordingly, the Company will not recognize any revenues or expenses for Cimarrona LLC from October 1, 2013. The sales price consisted of cash of $6,800,000, less settlement of debt of Cimarrona LLC of approximately $250,000. Of the net sales price, $250,000 will be held in escrow for 12 months to secure any post-closing purchase price adjustments and any indemnity obligations of the Company pursuant to the Agreement. In addition, so long as the per barrel transportation rate charged with respect to the pipeline is not adjusted prior to June 30, 2014, then Raven is obligated to pay the Company an additional $1,000,000 in cash within five business days of that date. The Company and Raven are in discussions about the per barrel transportation rate, and the Company does not presently have sufficient information to estimate the outcome.

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

On April 21, 2011, the Company entered into a participation agreement (“Participation Agreement”) with Slawson Exploration Company (“Slawson”) and U.S. Energy Development Corporation (“USE,” Slawson and USE, together, the “Parties”). Pursuant to the terms of the Participation Agreement, Slawson and USE acquired 45% and 30% respectively, of our 10,000 acre Nemaha Ridge prospect in Logan County, Oklahoma for $4,875,000. In addition, the Parties carried Osage for 7.5% of the cost of the first three horizontal Mississippian wells, which means that for the first three horizontal Mississippian wells, the Company provided up to 17.5% of the total well costs. After the first three wells, the Company was responsible for up to 25% of the total well costs. Revenue from wells drilled pursuant to the Participation Agreement, after royalty payments, was allocated 45% to Slawson, 30% to USE and 25% to Osage. Slawson was the operator of all wells in the Nemaha Ridge prospect in sections where the Parties’ acreage controlled the section. In sections where the Parties’ acreage did not control the section, we may elect to participate in wells operated by others.

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

As a result of the Partition Agreement, Osage has become the project operator on much of its acreage in the Nemaha Ridge Project. As of June 30, 2014, Osage operated or has the right to operate approximately 4,183 net acres (6,301 gross), and remains joint-venture or potential joint-venture partners with others in approximately 5,185 net acres (30,088 gross).

In 2011, the Company began to acquire leases in Pawnee County, Oklahoma, targeting the Mississippian formation. In July 2011, we purchased from B&W Exploration, Inc. (“B&W”) the Pawnee County prospect targeting the Mississippian, for $8,500. In addition, B&W is also entitled to an overriding royalty interest on the leases acquired and a 12.5% carry on the first $200,000 of lease bonus paid in the form of an assignment of 12.5% of the leases acquired. Subsequently, B&W shall have an option to purchase a 12.5% share of leasehold acquired on a heads-up basis. As of June 30, 2014, the Company had 4,190 net acres (5,085 gross) leased in Pawnee County. As of June 30, 2014, none of these leases have been assigned to B&W.

In 2011, we also began to acquire leases in Coal County, Oklahoma, targeting the Woodford Shale formation. The Wood ford Shale formation is located mainly in southeastern Oklahoma in the Arkoma Basin. The Woodford shale lies directly under the Mississippian and started as a vertical play, but horizontal drilling techniques and multi-stage fracturing technology have been used in the Woodford in recent years with much success. At June 30, 2014, we had 4,246 net (9,509 gross) acres leased in Coal County.

At June 30, 2014, we have leased 17,804 net (50,983 gross) acres across three counties in Oklahoma as follows:

	Gross	Osage Net
Logan (non operated)	30,088	5,185
Logan - Osage	6,301	4,183
Coal	9,509	4,246
Pawnee	5,085	4,190
	50,983	17,804

We have accumulated deficits of $9,552,356 (unaudited) at June 30, 2014 and $4,219,480 at December 31, 2013. Substantial portions of the losses are attributable to stock-based compensation, professional fees and interest expense.

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

In February 2014, the Company initiated a private placement, pursuant to Securities Purchase Agreements between Osage and certain purchasers, with aggregate gross proceeds of approximately $6.7 million. The purchase price of each unit, representing one share of common stock and a warrant to purchase 0.4 shares of common stock at $1.80 per share, was $0.90. The warrants have a term of five years. The placement agent received placement fees of 8%, in cash or warrants or a combination thereof at their election.

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

Results of Operations

Three Months ended June 30, 2014 compared to Three Months ended June 30, 2013

Our total revenues for the three months ended June 30, 2014 and 2013 comprised the following:

	2014		2013		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues
Oil sales	$1,895,201	76.5%	$1,220,811	92.7%	$674,390	55.2%
Natural gas sales	583,495	23.5%	96,782	7.3%	486,713	502.9%
Total revenues	$2,478,696	100.0%	$1,317,593	100.0%	$1,161,103	88.1%

Oil Sales

Oil Sales were $1,895,201, an increase of $674,390, or 55.2%, for the three months ended June 30, 2014 compared to $1,220,811 for the three months ended June 30, 2013. Oil sales increased due to an increase in the number of barrels sold and an increase in the average price per barrel. We sold 17,591 barrels (“BBLs”) at an average price of $102.56 in the 2014 period, compared to 13,264 BBLs at an average price of $91.64 in the 2013 period. We began well production in Logan County, Oklahoma, in the first quarter of 2012, and continue to develop wells in that area, which accounted for the increase in oil sales.

Natural Gas Sales

Natural gas sales comprise revenues from the sale of natural gas and natural gas liquids. Natural gas sales were $446,417 for the three months ended June 30, 2014 compared to $79,950 for the three months ended June 30, 2013, an increase of $366,467, or 458.4%. Natural gas liquid sales were $137,078 for the three months ended June 30, 2014 compared to $16,832 in the three months ended June, 2013, and increase of $120,246 or 714.4%. All of our natural gas and natural gas liquid sales are from the well production in Logan County, Oklahoma.

Total revenues were $2,478,696 an increase of $1,161,103, or 88.1% for the three months ended June 30, 2014 compared to $1,137,593 for the three months ended June 30, 2013. Oil sales accounted for 76.5% and 92.7% of total revenues in the 2014 and 2013 periods, respectively.

Production

For the three months ended June 30, 2014 and 2013, our production was as follows:

	2014		2013		Increase/(Decrease)
Oil Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	17,918	100.0%	13,568	100.0%	4,350	32.1%

Natural Gas Production:	Net Mcf	% of Total	Net Mcf	% of Total	Mcf	%
United States	96,410	100.0%	19,076	100.0%	77,334	405.4%

Natural Gas Liquid Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	4,770	100.0%	647	100.0%	4,123	637.2%

Oil production, net of royalties, was 17,918 BBLs, an increase of 4,350 BBLs, or 32.1% for the three months ended June 30, 2014 compared to 13,568 BBLs for the three months ended June 30, 2013, due to production increases as a result of new wells coming online.

Natural gas production was 96,410 thousand cubic feet (“Mcf”) for the three months ended June 30, 2014, an increase of 77,334 Mcf, or 405.4% over the production of 19,076 Mcf in the 2013 period. Natural gas liquid production was 4,770 BBLs in the three months ended June 30, 2014 an increase of 4,123 BBLs or 637.2% over the production of 647 in the 2013 period. Gas production began in the first quarter of 2012 in our Logan County properties. We commenced production of natural gas liquids in the second quarter of 2013 at certain wells in Logan County.

Operating Costs and Expenses

For the three months ended June 30, 2014 and 2013, our operating costs and expenses were as follows:

	2014		2013		Change
		Percent of		Percent of
	Amount	Sales	Amount	Sales	Amount	Percentage
Operating costs and expenses
Operating expenses	$390,699	15.8%	$356,489	27.1%	$34,210	9.6%
General & administrative expenses	3,643,408	147.0%	549,133	41.7%	3,094,275	563.5%
Depreciation, depletion and accretion	1,346,123	54.3%	344,527	26.1%	1,001,596	290.7%
Total operating expenses	$5,380,230	217.1%	$1,250,149	94.9%	$4,130,081	330.4%

Operating (loss) income	$(2,901,534)	-117.1%	$67,444	5.1%	$(2,968,978)	n/a

Operating Costs

Our operating costs were $390,699 for the three months ended June 30, 2014 compared to $356,489 for the three months ended June 30, 2013, due to an increase in operating costs in the U.S. as a result of having 44 wells in production in Logan County at June 30, 2014. Operating costs as a percentage of total revenues decreased to 15.8% in the 2014 period from 27.1% in 2013 period, as the percentage increase in revenues was greater than the percentage increase in operating costs as new wells came into production. The average production cost per barrel of oil equivalent (“Production Cost/BOE”) for the three months ended June 30, 2014 was $10.08 compared to an average total Production Cost/BOE of $20.55 for the three months ended June 30, 2013.

General and Administrative Expenses

General and administrative expenses were $3,643,408 for the three months ended June 30, 2014, compared to $549,133 for the three months ended June 30, 2013. As a percent of total revenues, general and administrative expenses increased to 147.0% in the 2014 period from 41.7% in the 2013 period. Stock based compensation for the three months ended June 30, 2014 was $2,923,252, compared to $26,750 in the three months ended June 30, 2013. Excluding stock based compensation, general and administrative expenses were $720,156, or 29.1% of revenues in the three months ended June 30, 2014, compared to $522,383, or 39.6% of revenues in the 2013 period. The increase of $197,773 in other general and administrative expenses was primarily due to increased salary, legal and professional and insurance expenses.

Depreciation, Depletion and Accretion

Depreciation, depletion and accretion were $1,346,123 for the three months ended June 30, 2014 and $344,527 for the three months ended June 30, 2014, an increase of $1,001,596 or 290.7%. Our depletion expense will continue to increase to the extent we are successful in our well production in Oklahoma.

Operating Income (Loss)

Operating loss was $2,901,534 for the three months ended June 30, 2014 compared to an operating income of $67,444 for the three months ended June 30, 2014. The decline in operating income to an operating loss is as a result of the increase in total operating expenses of 330.4% exceeding the 88.1% revenue growth.

Interest Expense

Interest expense was $1,215,579 for the three months ended June 30, 2014 compared to $1,129,640 for the three months ended June 30, 2013, an increase of $85,939. The increase in interest expense during the 2014 period was primarily due greater amounts outstanding under our credit facilities offset by a reduction in our weighted average cost of debt and a reduction in deferred financing fees as a result of the one year extension in the term of our Note Purchase Agreement. In the three months ended June 30, 2014, cash interest expense amounted to $1,025,080. The remaining non-cash interest expense of $190,499 represented amortization of deferred financing fees. In the three months ended June, 2013, cash interest expense amounted to $754,528. The remaining non-cash interest expense of $375,112 consisted primarily of deferred financing fees of $326,962 and debt discount amortization of $48,150.

Oil and Gas Derivatives

Oil and gas derivatives reflected an unrealized loss of $243,423 for the three months ended June 30, 2014 as a result of marking open financial derivative instruments to market as of June 30, 2014 and losses realized on financial derivative instruments settled of $119,572 during the three months then ended. For the three months ended June 30, 2013 oil and gas derivatives reflected only an unrealized loss of $36,690 as a result of marking open financial derivative instruments to market as of June 30, 2013.

Provision for Income Taxes

Provision for income taxes was zero for the three months ended June 30, 2014 and 2013. Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its U.S. operations for the current period.

Loss from Continuing Operations

Loss from continuing operations was $4,397,749 for the three months ended June 30, 2014 compared to a loss of $1,097,863 for the three months ended June 30, 2013. The $2,968,978 decrease in operating income to an operating loss and the $326,305 increase in loss on oil and gas derivatives in the three months ended June 30, 2014 compared to the prior year period were the primary contributors.

Income from Discontinued Operations Net of Income Taxes

Income from discontinued operations net of income taxes was $1,128,565 in the three months ended June, 2013. These operations were disposed of effective September 30, 2013.

Net Income (Loss)

Net loss was $4,397,749 in the three months ended June 30, 2014 compared to a net income of $30,702 in 2013. The increase in loss from continuing operations of $3,299,886 and the reduction of $1,128,565 in net income from discontinued operations represent the drivers of the $4,428,451 increase in net loss.

Foreign Currency Translation Adjustment Attributable to Discontinued Operations

There was no foreign currency gain or loss in the three months ended June 30, 2014 compared to a loss of $849 in 2013.

Comprehensive Income (Loss)

Comprehensive loss was $4,397,749 for the three months ended June 30, 2014 compared to comprehensive income of $29,853 for the three months ended June, 2013. The increase in net loss was the primary contributor.

Income (Loss) per Share

Basic and diluted loss per share from continuing operations was $0.08 the three months ended June 30, 2014 compared to a loss per share of $0.02 in the prior year period. There was no income from discontinued operations in the three months ended June 30, 2014, compared to basic and diluted income from discontinued of $0.02 per share in the prior year period.

Six Months ended June 30, 2014 compared to Six Months ended June 30, 2013

Our total revenues for the six months ended June 30, 2014 and 2013 comprised the following:

	2014		2013		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues
Oil sales	$4,028,018	78.7%	$2,308,650	91.3%	$1,719,368	74.5%
Natural gas sales	1,088,093	21.3%	220,815	8.7%	867,278	392.8%
Total revenues	$5,116,111	100.0%	$2,529,465	100.0%	$2,586,646	102.3%

Oil Sales

Oil Sales were $4,028,018, an increase of $1,719,368, or 74.5%, for the six months ended June 30, 2014 compared to $2,308,650 for the six months ended June 30, 2013. Oil sales increased due to an increase in the number of barrels sold and an increase in the average price per barrel. We sold 39,018 barrels (“BBLs”) at an average price of $99.43 in the 2014 period, compared to 25,149 BBLs at an average price of $92.04 in the 2013 period. We began well production in Logan County, Oklahoma, in the first quarter of 2012, and continue to develop wells in that area, which accounted for the increase in oil sales.

Natural Gas Sales

Natural gas sales comprise revenues from the sale of natural gas and natural gas liquids. Natural gas sales were $898,201 for the six months ended June 30, 2014 compared to $203,983 for the six months ended June 30, 2013, an increase of $694,218, or 340.3%. Natural gas liquid sales were $189,892 for the six months ended June 30, 2014 compared to $16,832 in the prior year, and increase of $173,060 or 1,028.2%. All of our natural gas and natural gas liquid sales are from the well production in Logan County, Oklahoma.

Total revenues were $5,116,111, an increase of $2,586,646, or 102.3% for the six months ended June 30, 2014 compared to $2,529,465 for the six months ended June 30, 2013. Oil sales accounted for 78.7% and 91.3% of total revenues in the 2014 and 2013 periods, respectively.

Production

For the six months ended June 30, 2014 and 2013, our production was as follows:

	2014		2013		Increase/(Decrease)
Oil Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	40,248	100.0%	25,746	100.0%	14,502	56.3%

Natural Gas Production:	Net Mcf	% of Total	Net Mcf	% of Total	Mcf	%
United States	174,037	100.0%	45,664	100.0%	128,373	281.1%

Natural Gas Liquid Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	6,566	100.0%	647	100.0%	5,919	914.8%

Oil production, net of royalties, was 40,248 BBLs, an increase of 14,502 BBLs, or 56.3% for the six months ended June 30, 2014 compared to 25,746 BBLs for the six months ended June 30, 2013, due to production increases as a result of new wells coming online.

Natural gas production was 174,037 Mcf for the six months ended June 30, 2014, an increase of 128,373 Mcf, or 281.1% over the production of 45,664 Mcf in the 2013 period. Natural gas liquid production was 6,566 BBLs in the six months ended June 30, 2014, an increase of 5,919 BBLs or 914.8% over the production of 647 BBLs in the 2013 period. Gas production began in the first quarter of 2012 in our Logan County properties. We commenced production of natural gas liquids in the second quarter of 2013 at certain wells in Logan County.

Operating Costs and Expenses

For the six months ended June 30, 2014 and 2013, our operating costs and expenses were as follows:

	2014		2013		Change
		Percent of		Percent of
	Amount	Sales	Amount	Sales	Amount	Percentage
Operating costs and expenses
Operating expenses	$863,841	16.9%	$538,860	21.3%	$324,981	60.3%
General & administrative expenses	4,487,360	87.7%	1,392,843	55.1%	3,094,517	222.2%
Depreciation, depletion and accretion	2,346,022	45.9%	615,012	24.3%	1,731,010	281.5%
Total operating expenses	$7,697,223	150.5%	$2,546,715	100.7%	$5,150,508	202.2%

Operating loss	$(2,581,112)	-50.5%	$(17,250)	-0.7%	$(2,563,862)	14863.0%

Operating Costs

Our operating costs were $863,841 for the six months ended June 30, 2014 compared to $538,860 for the six months ended June 30, 2013, due to an increase in operating costs in the U.S. as a result of having 44 wells in production in Logan County at June 30, 2014. Operating costs as a percentage of total revenues decreased to 16.9% in the 2014 period from 21.3% in 2013 period, as the percentage increase in revenues was greater than the percentage increase in operating costs as new wells came into production. The average Production Cost/BOE for the six months ended June 30, 2014 was $11.39 compared to an average total Production Cost/BOE of $15.89 for the six months ended June 30, 2013.

General and Administrative Expenses

General and administrative expenses were $4,487,360 for the six months ended June 30, 2014, compared to $1,392,843 for the six months ended June 30, 2013, an increase of $3,094,517, or 222.2%. As a percent of total revenues, general and administrative expenses increased to 87.7% in the 2014 period from 55.1% in the 2013 period. Stock based compensation for the six months ended June 30, 2014 was $3,032,252, compared to $405,500 in the six months ended June 30, 2013. The increase of $467,765 in other general and administrative expenses was primarily due to increased salary, legal and professional and insurance expenses.

Depreciation, Depletion and Accretion

Depreciation, depletion and accretion were $2,346,022 for the six months ended June 30, 2014 and $615,012 for the six months ended June 30, 2013, an increase of $1,731,010 or 281.5%. Our depletion expense will continue to increase to the extent we are successful in our well production in Oklahoma.

Operating Income (Loss)

Operating loss was $2,581,112 for the six months ended June 30, 2014 compared to an operating loss of $17,250 for the six months ended June 30, 2013. The increase in operating loss is as a result of the increase in operating costs and expenses of 202.2% exceeding the 102.3% revenue growth.

Interest Expense

Interest expense was $2,426,139 for the six months ended June 30, 2014 compared to $1,896,146 for the six months ended June 30, 2013, an increase of $529,993. The increase in interest expense during the 2014 period was primarily due to greater amounts outstanding under our credit facilities offset by a reduction in our weighted average cost of debt and a reduction in deferred financing fees as a result of the one year extension in the term of our Note Purchase Agreement. In the six months ended June 30, 2014, cash interest expense amounted to $1,887,657. The remaining non-cash interest expense of $538,482 represented amortization of deferred financing fees. In the six months ended June 30, 2013, cash interest expense amounted to $1,163,307. The remaining non-cash interest expense of $732,839 consisted primarily of deferred financing fees of $641,424 and debt discount amortization of $91,415.

Oil and Gas Derivatives

Oil and gas derivatives reflected an unrealized loss of $311,480 for the six months ended June 30, 2014 as a result of marking open financial derivative instruments to market as of June 30, 2014 and losses realized on financial derivative instruments settled of $167,242 during the six months then ended. For the six months ended June 30, 2013 oil and gas derivatives reflected only an unrealized loss of $36,690 as a result of marking open financial derivative instruments to market as of June 30, 2013.

Provision for Income Taxes

Provision for income taxes was zero for the six months ended June 30, 2014 and 2013. Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its U.S. operations for the current period.

Loss from Continuing Operations

Loss from continuing operations was $5,332,876 for the six months ended June 30, 2014 compared to a loss of $1,948,946 for the six months ended June 30, 2013. The primary contributors were the $2,563,862 increase in operating loss, the $529,993 increase in interest expense and the $442,032 increase in losses on oil and gas derivatives.

Income from Discontinued Operations Net of Income Taxes

Income from discontinued operations net of income taxes was $1,906,223 in the six months ended June 30, 2013. These operations were disposed of effective September 30, 2013.

Net Income (Loss)

Net loss was $5,332,876 in the six months ended June 30, 2014 compared to a net loss of $42,723 in 2013. The increase in loss from continuing operations of $3,383,930 and the reduction of $1,906,223 in net income from discontinued operations represent the drivers of the $5,290,153 increase in net loss.

Foreign Currency Translation Adjustment Attributable to Discontinued Operations

There was no foreign currency gain or loss in the six months ended June 30, 2014 compared to a gain of $22,714 in 2013.

Comprehensive Income (Loss)

Comprehensive loss was $5,332,876 for the six months ended June 30, 2014 compared to a comprehensive loss of $20,009 for the six months ended June 30, 2013. The $5,290,153 increase in net loss to $5,332,876 in 2014 was the primary contributor, partially offset by the foreign currency translation gain of $22,714 in the prior year period.

Income (Loss) per Share

Basic and diluted loss per share from continuing operations was $0.10 for the six months ended June 30, 2014 compared to a loss per share of $0.04 in the prior year period. There was no income from discontinued operations in the six months ended June 30, 2014, compared to basic and diluted income from discontinued operations of $0.04 per share in the prior year period.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $5,088,031 for the six months ended June 30, 2014, compared to net cash used of $502,191 for the six months ended June, 2013. The major components of net cash provided by operating activities for the six months ended June 30, 2014 included non-cash activities which consisted of stock based compensation of $3,032,252, provision for depreciation, depletion and accretion of $2,345,610, amortization of deferred financing costs of $538,482 and unrealized losses on derivative contracts of $311,480. Other significant components included the $2,629,212 increase in joint interest billing account, partially offset by a decrease in accounts receivable of $868,372 and by the net loss of $5,332,876. The major components of net cash used by operating activities for the six months ended June 30, 2013 included non-cash activities which consisted of stock based compensation of $405,500, provision for depreciation, depletion and accretion of $714,899, amortization of deferred financing costs of $641,424 and amortization of debt discount of $91,415. Other components included the $132,154 increase in accounts payable due primarily to our Oklahoma operations related to well production and partially offset by a decrease of $907,619 in accrued expenses and an increase in accounts receivable of $1,612,442.

Net cash used in investing activities totaled $8,784,106 for the six months ended June 30, 2014 and consisted primarily of investments in oil and gas properties of $9,115,107 as the Company began drilling and operating its own wells in Logan County, Oklahoma, partially offset by net proceeds from the sale of oil and gas properties of $339,165. Net cash used in investing activities totaled $10,049,782 for the six months ended June 30, 2013 and consisted primarily of investments in oil and gas wells of $9,957,828.

Net cash provided by financing activities totaled $11,194,878 for the six months ended June 30, 2014 and consisted primarily of $6,306,900 in net proceeds from a private placement of securities and $5,000,000 proceeds from the Note Purchase Agreement. Net cash provided by financing activities amounted to $10,178,873 in the six months ended June 30, 2013, consisting primarily of $10,000,000 proceeds from the Note Purchase Agreement.

Our capital expenditures are directly related to drilling operations and the completion of successful wells. Our level of expenditures in the U.S. is dependent upon successful operations and availability of financing.

Effect of Changes in Prices

Changes in prices during the past few years have been a significant factor in the oil and gas (“O&G”) industry. The price received for the oil produced by us fluctuated significantly during the last year. Changes in the price received for our O&G is set by market forces beyond our control as well as governmental intervention. The volatility and uncertainty in O&G prices have made it more difficult for a company like us to increase our O&G asset base and become a significant participant in the O&G industry. We currently sell all of our O&G production to Slawson, Devon, Stephens, CMO Energy Partners, Phillips 66 and Sundance in the U.S. However, in the event these customers discontinued O&G purchases, we believe we can replace these customers with other customers who would purchase the oil at terms standard in the industry. In our Logan county properties, we sold oil and gas at prices ranging from $93.80 to $104.90 per barrel and $3.81 to $6.89 per Mcf in the six months ended June 30, 2014 and at prices ranging from $90.28 to $94.27 per barrel and $3.81 to $6.61 per Mcf in the six months ended June 30, 2013. We began to sell natural gas liquids in the second quarter of 2013 and we sold natural gas liquids in our Logan county properties at prices ranging from $27.00 to $35.33 per barrel in the six months ended June 30, 2014 and 25.91 to 28.87 per barrel in the prior year.

We have exposure to changes in interest rates as our Apollo debt facility is tied to the London inter-bank overnight rate.

Oil and Gas Properties

We follow the “successful efforts” method of accounting for our O&G exploration and development activities, as set forth in FASB ASC Topic 932 (“ASC 932”). Under this method, we initially capitalize expenditures for O&G property acquisitions until they are either determined to be successful (capable of commercial production) or unsuccessful. The carrying value of all undeveloped O&G properties is evaluated periodically and reduced if such carrying value appears to have been impaired. Leasehold costs relating to successful O&G properties remain capitalized while leasehold costs which have been proven unsuccessful are charged to operations in the period the leasehold costs are proven unsuccessful. Costs of carrying and retaining unproved properties are expensed as incurred. The costs of drilling and equipping development wells are capitalized, whether the wells are successful or unsuccessful. The costs of drilling and equipping exploratory wells are capitalized until they are determined to be either successful or unsuccessful. If the wells are successful, the costs of the wells remain capitalized. If, however, the wells are unsuccessful, the capitalized costs of drilling the wells, net of any salvage value, are expensed in the period the wells are determined to be unsuccessful. We did not record any impairment charges during the six months ended June 30, 2014 or 2013. The provision for depreciation and depletion of O&G properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of O&G properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of O&G produced during the period by the total estimated units of proved O&G reserves. This calculation is done on a field-by-field basis. As of June 30, 2014 and 2013 our oil production operations were conducted in the U.S. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of O&G properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined. In accordance with FASB ASC Topic 410 (“ASC 410”), “Accounting for Asset Retirement Obligations,” we record a liability for any legal retirement obligations on our O&G properties. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with State laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.

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

Item 4. Controls and Procedures

The Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial offer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting (“ICFR”) as of March 31, 2014, utilizing a top-down, risk-based approach described in SEC Release No. 34-55929 as suitable for smaller public companies. Based on this assessment, management determined that the Company’s ICFR as of June 30, 2014 is not effective, and that, as of June 30, 2014, there were material weaknesses in our ICFR. The material weaknesses identified during management’s assessment was the lack of independent oversight by an audit committee of independent members of the Board of Directors. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Given the difficulty of finding qualified individuals who are willing to serve as independent directors, there has been no change in the audit committee. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC.

Except as indicated herein, there were no changes in the Company’s ICFR during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2014, the Company initiated a private placement, pursuant to Securities Purchase Agreements between Osage and certain purchasers, with aggregate gross proceeds of approximately $6.7 million. The purchase price of each unit, representing one share of common stock and a warrant to purchase 0.4 shares of common stock at $1.80 per share, was $0.90. The warrants have a term of five years. The placement agent received placement fees of 8%, in cash or warrants or a combination thereof at their election. As of June 30, 2014 units representing $6,744,000 had been sold, representing 7,493,333 shares of common stock and warrants to purchase 2,997,333 shares of common stock. The placement agent fees related to these units as of June 30, 2014 were cash fees of $427,100 and warrants to purchase 196,620 shares of common stock at $0.01 per share.

In January 2014, we issued a total of 550,000 shares to three individuals in connection with amended employment and consulting agreements.

In January 2014, 200,000 warrants were exercised by a consultant who had previously received the warrants in exchange for services.

In April 2014 we issued a warrant to purchase 2,000,000 shares of common stock to a consultant, exercisable at $1.04 per share.

In June 2014 we issued a total of 600,000 non-qualified stock options to two employees and a consultant, exercisable at $0.8925 per share.

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

OSAGE EXPLORATION AND DEVELOPMENT, INC.
(Registrant)

Date: August 14, 2014	By:	/s/ Kim Bradford
Kim Bradford
President and Chief Executive Officer

Date: August 14, 2014	By:	/s/ Norman Dowling
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

