Form 10-K/A
period 2013-12-31
OSAGE EXPLORATION & DEVELOPMENT, INC.
filed 2014-09-24
CIK 1405686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of March 27, 2014, there were 57,591,342 shares of Osage Exploration and Development, Inc., Common stock, par value $0.0001, outstanding.

OSAGE EXPLORATION AND DEVELOPMENT, INC.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “Original Annual Report”). The purpose of the Amendment is expand certain disclosures with respect to properties and estimated proved developed and undeveloped reserves pursuant to SEC staff comments.

This Form 10-K/A also includes as exhibits certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

This Amendment does not change our previously reported financial statements or the other financial disclosures contained in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Annual Report.

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

As of December 31, 2013, the Company had estimated proved developed and proved undeveloped reserves of crude oil of 460,000 BBLs and 1,048,000 BBLS, respectively, estimated proved developed and proved undeveloped reserves of natural gas of 2,005,000 Mcf and 4,360,000 Mcf, respectively, and estimated proved developed and proved undeveloped reserves of natural gas liquids of 33,000 BBLs and 10,000 BBLs, respectively. All changes in estimated proved developed and proved undeveloped reserves during 2013 were as a result of extensions and discoveries. In December 2011, the Company commenced drilling its first development well in Logan County and incurred $17,891,932 during 2013 in capital expenditures for oil and gas related properties (including $3,261,096 in converting proved updeveloped reserves to proved developed reserves). We participated in the drilling and completion of 35 productive development wells during 2013 and had participated in the drilling and completion of 40 productive development wells as of December 31, 2013.

During 2013 we converted 127,621 BBLs of crude oil and 491,556 Mcf of natural gas from proved undeveloped reserves to proved developed reserves as a result of capital expenditures of $3,261,096 and added 1,006,621 BBLs of crude oil, 4,155,556 Mcf of natural gas and 10,000 BBLs of natural gas liquids to proved undeveloped reserves through extension and discovery.

As of December 31, 2013, the Company had no estimated proved undeveloped reserves that had remained undeveloped for more than five years, and we expect to develop all estimated proved undeveloped reserves within five years of the date of original booking.

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

All of the Company’s wells are productive development wells and, as of December 31, 2013 and 2012, the Company had no dry development wells, nor any productive nor dry exploratory wells.

Drilling Activity

In December 2011, the Company commenced drilling its first well in Logan County and at December 31, 2013 the Company had commenced drilling 42 wells, 40 of which achieved production and revenues in 2013. During 2013, we participated in the drilling of 35 gross productive wells (6.1 net wells) and 2 gross wells (0.3 net wells) which had not yet achieved production as of December 31,2013. During 2012, we participated in the drilling of 5 gross productive wells (1.1 net wells) and 3 gross wells (0.6 net wells) which had not yet achieved production as of December 31, 2012. Also as of December 31, 2013, the Company had completed four salt water disposal wells.

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

ALL OTHER FEES

Our auditors did not bill us for any other services during 2013 and 2012.

Part IV

Item 15. Exhibit, Financial Statements Schedules

Exhibit No.	Description
2.1	Plan of Reorganization and Agreement of Merger, dated June 18, 2007 (1)
3.1	Articles of Incorporation of Osage Exploration and Development, Inc. (1)
3.2	Bylaws of Osage Exploration and Development, Inc. (1)
10.1	Agreement for Acquisition of Oil and Gas Leaseholds between Conquest Exploration Company, LLC, David Farmer, Charles Volk, Jr. and Osage Energy Company, LLC dated November 10, 2004. (1)
10.2	Assignment and Bill of Sale between Conquest Exploration Company, LLC and Osage Energy Company, LLC dated January 24, 2005. (1)
10.3	$250,000 Note and Security Agreement with Vision Opportunity Master Fund, Ltd. dated February 13, 2007. (1)
10.4	$1,100,000 Unsecured Convertible Promissory Note with Marie Baier Foundation dated July 16, 2007. (2)
10.5	Form of Warrant issued to Marie Baier Foundation in connection with the $1,100,000 Unsecured Convertible Promissory Note. (2)
10.6	Rosa Blanca Carried Interest Agreement dated June 21, 2007. (3)
10.7	2007 Equity Based Compensation Plan (4)
10.8	Purchase and Sale Agreement for the purchase of the Hansford Property (4)
10.8.1	Extension Agreement with Pearl Resources, Corp. for the Hansford Property (5)
10.8.2	Letter from Charles Volk regarding Ownership of the Hansford Property (6)
10.9	Consulting Agreement dated January 1, 2007 with Greg Franklin (4)
10.11	Form of Stock Subscription Receivable dated December 28, 2006 (4)
10.11.1	Form of Amendment #1 to Stock Subscription Receivable dated August 1, 2007 (4)
10.12	Oil and Gas Mining Lease with the Osage Nation dated July 21, 1999 (4)
10.13	Office lease agreement with Catalyst Consulting Partners, LLC (4)
10.14	Employment Agreement with Kim Bradford, President and CEO (7)
10.15	Employment Agreement with Greg Franklin, Chief Geologist (7)
10.15.1	Restricted Stock Agreement with Greg Franklin, Chief Geologist (7)
10.17	Office Lease, dated February 1, 2008, by and between Osage Exploration & Development, Inc. and Fifth & Laurel Associates, LLC. (8)
10.18	Membership Purchase Interest between Osage Exploration and Development, Inc. and Sunstone Corporation dated April 8, 2008 (9)
10.19	Independent Contractor Agreement between Osage Exploration and Development, Inc. and E. Peter Hoffman, Jr. dated July 2, 2008 (10)
10.20	Agreement between Lewis Energy Colombia, Inc., Gold Oil Plc Sucursal Colombia and Osage Exploration and Development, Inc. and Osage Exploration and Development, Inc., Sucrusal Colombia dated March 3, 2009 (11)
10.21	Settlement Agreement between Lewis Energy Colombia, Inc., Gold Oil Plc Sucursal Colombia, EMPESA, SA, and Osage Exploration and Development, Inc. Sucrusal Colombia dated September 15, 2009 (12)
10.22	Employment Agreement with Greg Franklin, Chief Geologist (13)
10.22.1	Restricted Stock Agreement with Greg Franklin, Chief Geologist (13)
10.23	$500,000 Promissory Note to Blackrock Management, Inc. (14)
10.23.1	Escrow Agreement between Osage Exploration and Development, Inc., Blackrock Management, Inc. and Robertson & Williams (14)
10.23.2	Assignment of Oil and Gas Leases between Osage Exploration and Development, Inc. and Blackrock Management, Inc. (14)
10.23.3	Mortgage between Osage Exploration and Development, Inc. and Blackrock Management, Inc. (14)
10.24	$10 million Note Purchase Agreement with Apollo Investment Corp. (18)
10.24.1	First Amendment to Note Purchase Agreement (19)
10.24.2	Second Amendment to Note Purchase Agreement (20)
10.25	Membership Interest Purchase Agreement (21)
10.26	Intercreditor Agreement with BP Energy (21)
10.27	Partition Agreement with Slawson Exploration Company, Inc. (22)
10.28	Form of Securities Purchase Agreement (23)
10.29	Form of Common Stock Purchase Warrant (23)
10.30	Pinnacle Energy LLC reserve report for the Logan Property as of December 31, 2012 (17)
10.31	Pinnacle Energy LLC reserve report for the Logan Property as of December 31, 2013 (24)
10.31.1	Consent of Pinnacle Energy LLC (24)
10.32	Participation Agreement with Slawson Exploration Company and US Energy Development Corporation (*)
21.1	List of Subsidiaries (24)
31.1	Certification of Chief Executive pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (*)
31.2	Certification of Chief Financial pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (*)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (*)
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

(1)	Incorporated by reference to Osage’s Form 10-SB filed July 6, 2007
(2)	Incorporated by reference to Osage’s Form 8-k filed July 17, 2007
(3)	Incorporated by reference to Osage’s Form 8-k filed August 13, 2007
(4)	Incorporated by reference to Osage’s Form 10-SB Amendment No. 1 filed August 27, 2007
(5)	Incorporated by reference to Osage’s Form 10-SB Amendment No. 2 filed October 15, 2007
(6)	Incorporated by reference to Osage’s Form 10-SB Amendment No. 3 filed November 19, 2007
(7)	Incorporated by reference to Osage’s Form 10-SB Amendment No. 5 filed December 28, 2007
(8)	Incorporated by reference to Osage’s Form 8-k filed March 4, 2008
(9)	Incorporated by reference to Osage’s Form 8-k filed April 10, 2008
(10)	Incorporated by reference to Osage’s Form 8-k filed July 7, 2008
(11)	Incorporated by reference to Osage’s Form 8-k filed March 5, 2009
(12)	Incorporated by reference to Osage’s Form 8-k filed September 17, 2009
(13)	Incorporated by reference to Osage’s Form 8-k filed September 7, 2011
(14)	Incorporated by reference to Osage’s Form 8-k filed January 26, 2011
(15)	Incorporated by reference to Osage’s Form 10-K/a filed September 7, 2011
(16)	Incorporated by reference to Osage’s Form 10-K filed March 23, 2012
(17)	Incorporated by reference to Osage’s Form 10-K filed April 2, 2013
(18)	Incorporated by reference to Osage’s Form 8-k filed May 1, 2012
(19)	Incorporated by reference to Osage’s Form 8-k filed April 8, 2013
(20)	Incorporated by reference to Osage’s Form 10-Q filed August 14, 2013
(21)	Incorporated by reference to Osage’s Form 10-Q filed November 11, 2013
(22)	Incorporated by reference to Osage’s Form 8-k filed December 23, 2013
(23)	Incorporated by reference to Osage’s Form 8-k filed February 25, 2014
(24)	Incorporated by reference to Osage’s Form 10-K filed March 31, 2014
(*)	Filed with this Form 10-K/A
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSAGE EXPLORATION & DEVELOPMENT, INC.

BY:	/s/ KIM BRADFORD
Kim Bradford
President and C.E.O.

Dated: September 24, 2014

BY:	/s/ Norman Dowling
Norman Dowling
Chief Financial Officer

Dated: September 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KIM BRADFORD	President, Chief Executive Officer, and Chairman	September 24, 2014
Kim Bradford	(Principal Executive Officer)

/s/ GREG FRANKLIN	Chief Geologist and Director	September 24, 2014
Greg Franklin

/s/ GREGORY HOLCOMBE	Director	September 24, 2014
Gregory Holcombe

/s/ NORMAN DOWLING	Chief Financial Officer	September 24, 2014
Norman Dowling	(Principal Financial Officer)

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

15. SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company and the operators. The reserve data set forth in this Supplemental Information to Consolidated Financial Statements represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and condensate, natural gas liquids and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the amount and quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers normally vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate upward or downward. Accordingly, reserve estimates are often different from the quantities ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

Management maintains internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations as promulgated by the SEC. The Company retained Pinnacle Energy Services, LLC (“Pinnacle”) to independently prepare estimates of our oil and gas reserves in our properties in Logan County, Oklahoma. Management is responsible for providing the following information related to our oil and gas properties to the firm: working and net revenue interests, historical production rates, current operating and future development costs, and geoscience, engineering and other information. Our Chief Geologist reviews the final reserve estimate for completeness and reasonableness and, if necessary, discusses the process used and findings with the designated technical person at Pinnacle. Our Chief Geologist has over 25 years of oil and gas experience. The technical person primarily responsible for audit of our reserve estimates at Pinnacle meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Pinnacle is an independent firm of petroleum engineers, geologists, geophysicists, and petro physicists; they do not own an interest in our properties and are not employed on a contingent fee basis. Reserve estimates are imprecise and subjective and may change at any time as additional information becomes available. Furthermore, estimates of oil and gas reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

Pinnacle prepared reserve estimates for the year end reports for 2013 and 2012 for our continuing operations in Logan County, Oklahoma. For wells on production with sufficient historical data, remaining reserves were determined by decline curve analysis. For wells with limited production or pressure data history and those with definable reserves using offset well and reservoir parameters, remaining reserves were estimated based on analogy well and test data and other available geological and engineering information.

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

All changes in estimated proved developed and proved undeveloped reserves during 2013 were as a result of extensions and discoveries. In December 2011, the Company commenced drilling its first development well in Logan County and incurred $17,891,932 during 2013 in capital expenditures for oil and gas related properties. We participated in the drilling and completion of 35 productive development wells during 2013 and had participated in the drilling and completion of 40 productive development wells as of December 31, 2013.

The foregoing estimates have been prepared by Pinnacle for the Logan County, Oklahoma property. The reserve estimates are believed to be reasonable and consistent with presently known physical data concerning size and character of the reservoirs and are subject to change as additional knowledge concerning the reservoirs becomes available.

Depletion, depreciation and accretion per equivalent unit of production was $22.00 and $8.05 for 2013 and 2012.

FASB ASC Topic 932, “Disclosure About Oil and Gas Producing Activities”, requires certain disclosures of the costs and results of exploration and production activities and established a standardized measure of oil and gas reserves and the year-to-year changes therein.

Cost incurred, both capitalized and expensed, for oil and gas property acquisition, exploration and development for the years ended December 31, 2013 and 2012 were are follows:

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

