Form 10-K
period 2014-12-31
OSAGE EXPLORATION & DEVELOPMENT, INC.
filed 2015-03-31
CIK 1405686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

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

The aggregate market value of the issuer’s Common stock held by non-affiliates of the registrant on June 30, 2014 was approximately $55,112,226 based on the closing price of $1.17 as reported on the NASD’s OTC Electronic Bulletin Board system.

As of March 23, 2014, there were 58,284,948 shares of Osage Exploration and Development, Inc., Common stock, par value $0.0001, outstanding.

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

Mississippian

In 2010, we began to acquire oil and gas leases in Logan County, Oklahoma targeting the Mississippian formation. The Mississippian formation is located on the Anadarko Shelf in northern Oklahoma and south-central Kansas. The top of this expansive carbonate hydrocarbon system is encountered between 4,000 and 6,000 feet and lies stratigraphically between the Pennsylvanian-aged Morrow Sand and the Devonian-aged “oily” Woodford Shale formations. The Mississippian formation may reach 600 feet in gross thickness and the targeted porosity zone is between 50 and 300 feet in thickness. The formation’s geology is well understood as a result of the thousands of vertical wells drilled and produced there since the 1940s. Beginning in 2007, the application of horizontal cased-hole drilling and multi-stage hydraulic fracturing treatments have demonstrated the potential for extracting significant additional quantities of oil and natural gas from the formation.

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

On April 21, 2011, the Company entered into a participation agreement (“Participation Agreement”) with Slawson Exploration Company (“Slawson”) and U.S. Energy Development Corporation (“USE,” Slawson and USE, together, the “Parties”). Pursuant to the terms of the Participation Agreement, Slawson and USE acquired 45% and 30% respectively, of our 10,000 acre Nemaha Ridge prospect in Logan County, Oklahoma. Slawson was the operator of all wells in the Nemaha Ridge prospect in sections where the Parties’ acreage controlled the section. In sections where the Parties’ acreage did not control the section, we may elect to participate in wells operated by others.

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

As a result of the Partition Agreement, Osage has become the project operator on much of its acreage in the Nemaha Ridge Project. As of December 31, 2014, Osage operated or has the right to operate approximately 4,675 net acres (6,967 gross), and remains joint-venture or potential joint-venture partners with others in approximately 5,032 net acres (31,772 gross).

In 2011, we also began to acquire leases in Coal County, Oklahoma, targeting the Woodford Shale formation. The Woodford Shale formation is located mainly in southeastern Oklahoma in the Arkoma Basin. The Woodford shale lies directly under the Mississippian and started as a vertical play, but horizontal drilling techniques and multi-stage fracturing technology have been used in the Woodford in recent years with much success. At December 31, 2014, we had 4,367 net (10,106 gross) acres leased in Coal County.

In 2011, the Company began to acquire leases in Pawnee County, Oklahoma, targeting the Mississippian formation. As of December 31, 2014, the Company had 3,934 net acres (5,085 gross) leased in Pawnee County.

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

On March 4, 2005, the Company changed its name to Kachina Gold Corporation. On April 24, 2006, Kachina Gold Corporation merged with Osage Energy Company, LLC. and on May 15, 2006 changed its name to Osage Energy Corporation. On July 2, 2007, the domicile of the Company was changed to Delaware and in connection therewith, the name of the Company was changed to Osage Exploration and Development, Inc. On February 27, 2008, our stock began trading on the NASDAQ OTC Bulletin Board market under the ticker “OEDV”. Our stock currently trades on the OTCQB Marketplace.

Our principal office is located at 2445 Fifth Avenue, Suite 310, San Diego, California 92101. Our phone number is (619) 677-3956.

Distribution Methods

We currently generate oil, natural gas and natural gas liquid sales from our production operations in Logan County in the state of Oklahoma. In 2014, we commenced our own drilling operations and became the operator of nine wells, seven of which were generating revenues at December 31, 2014. We also have a working interest in 47 other wells operated by Stephens Production Company and Stephens Energy Corp. (collectively “Stephens”), Devon Energy Production Co. LLC (“Devon”) and certain other operators and also earn an over-riding royalty interest from an additional 17 wells. 22 of the 28 wells currently operated by Stephens were previously operated by Slawson Exploration Company (“Slawson”). In August 2014, Slawson sold its interests in its oil and gas properties in Logan County, Oklahoma to Stephens. We are currently in litigation with Stephen’s, contending that we should be the operator of these wells. All of the oil produced at our operated wells is sold to Phillips 66 and all of the gas and natural gas liquids produced is sold on our behalf by Energy Financial, LLC, in both cases at market prices at the time of sale. All of the oil, natural gas and natural gas liquids produced at our non-operated properties is sold by the operators on our behalf at market prices at the time of sale. At our operated wells, we are responsible for remitting to working interest and royalty interest owners their share of oil, gas and natural gas liquid revenues. At our non-operated wells, each operator is responsible for remitting our share of the oil, gas and natural gas liquid revenues to us. There is significant demand for oil and gas and there are several companies in our area that purchase oil from small oil producers.

In 2014, Slawson, Phillips 66, Stephens and Devon accounted for 32.5%, 31.2%, 17.3% and 13.7% of our revenues from continuing operations, respectively. In 2013, Slawson, Stephens and Devon accounted for 80.0%, 10.6% and 9.2% of revenues from continuing operations, respectively.

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

Existing or Probable Governmental Regulations

We currently are active in the state of Oklahoma. The development and operation of oil and gas properties is highly regulated by states and/or foreign governments. In some areas of exploration and production, the United States government or a foreign governmental agency regulates the industry.

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

Costs and Effects of Compliance with Environmental Laws

There is a cost in complying with environmental laws that is associated with each well that is drilled or operated, which cost is added to the cost of the operation. Each well will have an additional cost associated with plugging and abandoning the well when it is no longer commercially viable. As of December 31, 2014 we have incurred dismantlement and abandonment costs with respect to two wells.

Employees

We currently have nine full-time employees, including two full-time executive employees: Kim Bradford, President, Chief Executive Officer and Greg Franklin, Chief Geologist. We utilize third parties to provide certain operational, technical, accounting, finance and administrative services. As production levels increase, we may need to hire additional personnel or expand the use of third parties.

Facilities

We lease 1,386 square feet of modern office space in San Diego, California as our corporate headquarters pursuant to a 36 month lease from February 2011, which was renewed for an additional 36 month period through February 2017. Monthly rent is $2,980, $3,084 and $3,192 for the first, second and third years, respectively, of the renewal period.

In December 2013, we entered into a 36 month lease commencing in March 2014 for 6,368 feet of executive office space for our production offices in Oklahoma City, Oklahoma. Monthly rent for this space is $11,144 for the entire duration of the lease.

In the case of both of these leases we are also responsible for our proportionate share of parking and common area expenses.

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

We have incurred significant operating losses and at December 31, 2014 had an accumulated deficit of $38,729,362. In 2014, we recognized a non-cash provision for impairment of $29,858,178. In 2013, we recognized a one-time gain of $4,873,660 on the sale of 100% of our membership interests in Cimarrona, LLC. Given the level of operating expenditures and the uncertainty of revenues and margins, we may continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business. In addition, negative trends in oil prices since the third quarter of 2014 have impacted our operating margins significantly and led to an impairment of our oil & gas properties as of December 31, 2014.

A substantial or extended decline in oil and/or gas prices could have a material and adverse effect on us.

Prices for oil and gas (including prices for natural gas liquids) fluctuate widely. At our Oklahoma properties, we sold oil at $57.87 to $105.03 per barrel in 2014 compared to $88.90 to $106.32 per barrel in 2013. Similarly, during 2014, daily settlement prices for New York Mercantile Exchange (NYMEX) for West Texas Intermediate prices ranged from a high of $107.26 per BBL to a low of $53.27 per BBL and NYMEX Henry Hub gas ranged from a high of $6.15 per million of British Thermal Units (“MMBtu”) to a low of $2.89 per MMBtu. Among the factors that can or could cause these price fluctuations are:

●	the level of demand;

●	domestic and global supplies of oil, natural gas liquids and gas;

●	the price and quantity of imported and exported oil, natural gas liquids and gas;

●	the actions of other oil exporting nations;

●	weather conditions and changes in weather patterns;

●	the availability, proximity and capacity of appropriate transportation facilities, gathering, processing and compression facilities and refining facilities;

●	worldwide economic and political conditions, including political instability or armed conflict in oil and gas producing regions;

●	the price and availability of, and demand for, competing energy sources, including alternative energy sources; and

●	the nature and extent of governmental regulation, including environmental regulation, regulation of derivatives transactions and hedging activities, tax laws and regulations and laws and regulations with respect to the import and export of oil, gas and related commodities.

Our cash flows and results of operations depend to a great extent on the prevailing prices for oil and gas. Prolonged or substantial declines in oil and/or gas prices may materially and adversely affect our liquidity, the amount of cash flows we have available for our capital expenditures and other operating expenses, our ability to access the credit and capital markets and our results of operations.

Lower oil and/or gas prices may also reduce the amount of oil and/or gas that we can produce economically.

Sustained substantial declines in oil and/or gas prices may render uneconomic a significant portion of our exploration, development and exploitation projects, which may result in our having to make significant downward adjustments to our estimated proved reserves. As a result, a prolonged or substantial decline in oil and/or gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to finance capital expenditures. Additionally, if we expect or experience significant sustained decreases in oil and gas prices such that the expected future cash flows from our oil and gas properties falls below the net book value of our properties, we may be required to write down the value of our oil and gas properties. Any such asset impairments could materially and adversely affect our results of operations and, in turn, the trading price of our common stock.

We may not be able to fund the capital expenditures that will be required for us to increase reserves and production.

We must make capital expenditures to develop our existing reserves and to discover new reserves. Historically, we have financed our capital expenditures primarily with cash flow from operations, borrowings under credit facilities and sales of debt and equity securities and we expect to continue to do so in the future. There is no assurance that we will have sufficient capital resources in the future to finance all of our planned capital expenditures.

Volatility in oil and gas prices, the timing of our drilling programs and drilling results will affect our cash flow from operations. Lower prices and/or lower production could also decrease revenues and cash flow, thus reducing the amount of financial resources available to meet our capital requirements, including reducing the amount available to pursue our drilling opportunities. If our cash flow from operations does not increase as a result of planned capital expenditures, a greater percentage of our cash flow from operations will be required for debt service and operating expenses and our planned capital expenditures would, by necessity, be decreased.

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

Crude oil and natural gas operations are subject to extensive international, federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil and natural gas wells below actual production capacity in order to conserve supplies of crude oil and natural gas. There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of crude oil and natural gas, byproducts thereof and other substances and materials produced or used in connection with crude oil and natural gas operations. In addition, we may inherit liability for environmental damages caused by previous owners of property we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on us.

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

None.

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

Pinnacle prepared reserve estimates for the year end reports for 2014 and 2013 for our continuing operations in Logan County, Oklahoma. For wells on production with sufficient historical data, remaining reserves were determined by decline curve analysis. For wells with limited production or pressure data history and those with definable reserves using offset well and reservoir parameters, remaining reserves were estimated based on analogy well and test data and other available geological and engineering information.

The Company’s estimated future net recoverable oil and gas reserves from proved reserves, both developed and undeveloped, for the properties in Logan County, Oklahoma as of December 31, 2014, 2013 and 2012 are as follows:

			Natural
	Crude	Natural	Gas
	Oil	Gas	Liquids
	(BBLs)	(MCF)	(BBLs)
December 31, 2014	2,963,000	9,026,000	1,504,000

December 31, 2013	1,508,000	6,365,000	43,000

December 31, 2012	364,000	1,499,000	-

Using oil, gas and natural gas liquid prices and lease operating expenses in accordance with SEC guidelines, the estimated value of future net revenues to be derived from the Company’s proved developed oil and gas reserves, discounted at 10%, were approximately $82.6 million, $40.9 million and $14.8 million at December 31, 2014, 2013 and 2012, respectively, for the Properties in Logan County, Oklahoma. Due to the sharp decline in oil prices since the third quarter of 2014, the Company does not believe that the December 31, 2014 present value calculated under SEC pricing guidelines reflects the fair value of its reserves at that date.

As of December 31, 2014, the Company had estimated proved developed and proved undeveloped reserves of crude oil of 678,000 BBLs and 2,248,000 BBLS, respectively, estimated proved developed and proved undeveloped reserves of natural gas of 2,485,000 Mcf and 6,541,000 Mcf, respectively, and estimated proved developed and proved undeveloped reserves of natural gas liquids of 414,000 BBLs and 1,090,000 BBLs, respectively. All changes in estimated proved developed and proved undeveloped reserves during 2014 were as a result of extensions and discoveries. We incurred $37,205,069 during 2014 in capital expenditures for oil and gas related properties (including $23,694,310 in converting proved undeveloped reserves to proved developed reserves). We participated in the drilling and completion of 15 productive development wells and two dry development wells during 2014 and had participated in the drilling and completion of 55 gross productive development wells as of December 31, 2014.

During 2014 we converted 235,145 BBLs of crude oil, 535,000 Mcf of natural gas and 388,104 BBLs of natural gas liquids from proved undeveloped reserves to proved developed reserves as a result of capital expenditures of $23,694,310 and added 1,344,133 BBLs of crude oil, 2,493,000 Mcf of natural gas and 1,100,652 BBLs of natural gas liquids to proved undeveloped reserves through extension and discovery.

As of December 31, 2013, the Company had estimated proved developed and proved undeveloped reserves of crude oil of 460,000 BBLs and 1,048,000 BBLS, respectively, estimated proved developed and proved undeveloped reserves of natural gas of 2,005,000 Mcf and 4,360,000 Mcf, respectively, and estimated proved developed and proved undeveloped reserves of natural gas liquids of 33,000 BBLs and 10,000 BBLs, respectively. All changes in estimated proved developed and proved undeveloped reserves during 2013 were as a result of extensions and discoveries. In December 2011, the Company commenced drilling its first development well in Logan County and incurred $17,891,932 during 2013 in capital expenditures for oil and gas related properties (including $3,261,096 in converting proved undeveloped reserves to proved developed reserves). We participated in the drilling and completion of 35 gross productive development wells during 2013 and had participated in the drilling and completion of 40 gross productive development wells as of December 31, 2013.

During 2013 we converted 127,621 BBLs of crude oil and 491,556 Mcf of natural gas from proved undeveloped reserves to proved developed reserves as a result of capital expenditures of $3,261,096 and added 1,006,621 BBLs of crude oil, 4,155,556 Mcf of natural gas and 10,000 BBLs of natural gas liquids to proved undeveloped reserves through extension and discovery.

As of December 31, 2014, the Company had no estimated proved undeveloped reserves that had remained undeveloped for more than five years, and we expect, subject to available financing, to develop all estimated proved undeveloped reserves within five years of the date of original booking.

The Company’s net oil production after other working interests and average cost per barrel for 2014 and 2013 were as follows:

	2014	2013	Increase/( Decrease)		2012	Increase/(Decrease)
	Net Barrels	Net Barrels	Barrels	%	Net Barrels	Barrels	%
Oil Production:	124,278	76,409	47,869	62.6%	22,057	25,812	117.0%

The Company’s average production cost per barrel of oil equivalent is as follows:

	2014	2013	2012
Average production cost per barrel of oil equivalent (“BOE”)	$9.07	$14.76	$7.26

The following summarizes the developed leasehold acreage held by the Company as of December 31, 2014 and 2013. Gross acres are the total number of acres in which the Company has a working interest. Net acres are the sum of the Company’s fractional interests owned in the gross acres. Developed acreage is acreage in which we have leased the mineral rights for oil and gas and have drilled or re-worked wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

	Developed Acreage
	Gross	Net
December 31, 2014	35,045	7,994

December 31, 2013	26,823	4,181

December 31, 2012	2,821	651

	Undeveloped Acreage
	Gross	Net
December 31, 2014	18,885	10,014

December 31, 2013	24,328	13,457

December 31, 2012	59,240	14,895

The following summarizes the Company’s productive oil wells as of December 31, 2014 and 2013. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which the Company has an interest. Net wells are the sum of the Company’s fractional interests owned in the gross wells.

	Development Wells
	Gross	Net
December 31, 2014:
Productive development wells	55.0	10.7
Dry development wells	2.0	1.8

December 31, 2013:
Productive development wells	40.0	7.2
Dry development wells	-	-

December 31, 2012:
Productive development wells	5.0	1.1
Dry development wells	-	-

All of the Company’s wells are development wells and, as of December 31, 2014, 2013 and 2012, the Company had no productive nor dry exploratory wells.

Drilling Activity

In December 2011, the Company commenced drilling its first well in Logan County and at December 31, 2014 the Company had commenced drilling 58 gross development wells, 54 of which achieved production and revenues as of December 31, 2014 and two of which were gross dry development wells. During 2014, we participated in drilling 14 gross productive development wells (2.7 net wells), two gross dry development wells (1.8 net wells) and two gross development wells (0.4 net wells) which had not yet achieved production and revenues as of December 31, 2014. During 2013, we participated in the drilling of 35 gross productive wells (6.1 net wells) and 2 gross wells (0.3 net wells) which had not yet achieved production and revenues as of December 31, 2013. During 2012, we participated in the drilling of 5 gross productive wells (1.1 net wells) and 3 gross wells (0.6 net wells) which had not yet achieved production as of December 31, 2012. Also as of December 31, 2014, the Company had completed six gross salt water disposal wells.

Delivery Commitments

We are obligated, under certain open oil and natural gas derivative positions to deliver monthly, through June 30, 2015, 6,000 barrels of oil and 10,000 thousand cubic foot units of natural gas.

Item 3. Legal Proceedings

We have initiated litigation against Stephen’s with respect to their right to operate 22 wells in which we have a working interest as we contend that we should be the operator. Neither our Company nor any of its property is a party to, or the subject of, any other material pending legal proceedings other than ordinary, routine litigation incidental to our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the OTCQB Marketplace under the symbol “OEDV”. The high and low closing prices, as reported by the OTCQB Marketplace, are as follows for 2014 and 2013. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Year ended December 31, 2014
First quarter	$1.34	$0.99
Second quarter	$1.20	$1.05
Third quarter	$1.30	$0.69
Fourth quarter	$0.74	$0.29

Year ended December 31, 2013
First quarter	$1.85	$0.91
Second quarter	$1.60	$1.05
Third quarter	$1.58	$0.90
Fourth quarter	$1.49	$0.96

Dividends

We have declared no cash dividends on our common stock since inception. There are restrictions on our ability to distribute dividends under the terms of our Note Purchase Agreement and we are also subject to the restrictions set forth in Section 170(b) of the Delaware General Corporation Law that provides that a company may declare and pay dividends upon the shares of its capital stock either (1) out of its surplus, as defined in and computed in accordance with Sections 154 and 244 of the Delaware General Corporation Law, or (2) in case there shall be no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. We have not declared, paid cash dividends, or made distributions in the past. We do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings to finance operations.

Securities Authorized for Issuance Under Equity Compensation Plans

In June 2007, we implemented the 2007 Osage Exploration and Development, Inc. Equity-Based Compensation Plan (the “Plan”) which allows the reservation of 5,000,000 shares under the Plan. Under this Plan, securities issued may include options, stock appreciation rights (“SARs”) and restricted stock. In 2014, we issued 800,000 options under the Plan.

Holders

As of March 23, 2015, there were approximately 120 holders of record of our common stock, which figure does not take into account those stockholders whose certificates are held in the name of broker-dealers or other nominee accounts.

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

On April 21, 2011, the Company entered into a participation agreement (“Participation Agreement”) with Slawson and U.S. Energy Development Corporation (“USE,” Slawson and USE, together, the “Parties”). Pursuant to the terms of the Participation Agreement, Slawson and USE acquired 45% and 30% respectively, of our 10,000 acre Nemaha Ridge prospect in Logan County, Oklahoma for $4,875,000. In addition, the Parties carried Osage for 7.5% of the cost of the first three horizontal Mississippian wells, which means that for the first three horizontal Mississippian wells, the Company provided up to 17.5% of the total well costs. After the first three wells, the Company was responsible for up to 25% of the total well costs. Revenue from wells drilled pursuant to the Participation Agreement, after royalty and third party acreage interest payments, was allocated 45% to Slawson, 30% to USE and 25% to Osage. Slawson was the operator of all wells in the Nemaha Ridge prospect in sections where the Parties’ acreage controlled the section. In sections where the Parties’ acreage did not control the section, we may elect to participate in wells operated by others.

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

As a result of the Partition Agreement, Osage has become the project operator on much of its acreage in the Nemaha Ridge Project. As of December 31, 2014, Osage operated or has the right to operate approximately 4,675 net acres (6,967 gross), and remains joint-venture or potential joint-venture partners with others in approximately 5,032 net acres (31,772 gross).

In 2011, we also began to acquire leases in Coal County, Oklahoma, targeting the Woodford Shale formation. The Woodford Shale formation is located mainly in southeastern Oklahoma in the Arkoma Basin. The Woodford shale lies directly under the Mississippian and started as a vertical play, but horizontal drilling techniques and multi-stage fracturing technology have been used in the Woodford in recent years with much success. At December 31, 2014, we had 4,367 net (10,106 gross) acres leased in Coal County.

In 2011, the Company began to acquire leases in Pawnee County, Oklahoma, targeting the Mississippian formation. In July 2011, we purchased from B&W Exploration, Inc. (“B&W”) the Pawnee County prospect targeting the Mississippian, for $8,500. In addition, B&W is also entitled to an overriding royalty interest on the leases acquired and a 12.5% carry on the first $200,000 of lease bonus paid in the form of an assignment of 12.5% of the leases acquired. Subsequently, B&W shall have an option to purchase a 12.5% share of leasehold acquired on a heads-up basis. As of December 31, 2014, the Company had 3,934 net acres (5,085 gross) leased in Pawnee County.

At December 31, 2014, we have leased 18,008 net (53,930 gross) acres across three counties in Oklahoma as follows:

	Gross	Osage Net
Logan (non operated)	31,772	5,032
Logan - Osage	6,967	4,675
Coal	10,106	4,367
Pawnee	5,085	3,934
	53,930	18,008

The Company has accumulated deficits of $38,729,362 and $4,219,480 and working capital deficits of $36,213,063 and $12,961,622 as of December 31, 2014 and 2013, respectively. Substantial portions of the losses are attributable to impairment charges, stock-based compensation, professional fees and interest expense. Negative trends in oil prices since the third quarter of 2014 have impacted our operating margins significantly and led to an impairment of our oil & gas properties as of December 31, 2014.

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next 12 months and beyond. These steps include (a) becoming an operator of our own wells, (b) participating in drilling of wells in Logan County, Oklahoma, (c) controlling overhead and expenses, (d) selling parts of our existing operations, and (e) raising additional equity and/or debt.

On April 27, 2012, we entered into a $10,000,000 senior secured note purchase agreement with Apollo Investment Corporation. On April 5, 2013 we amended this agreement, increasing the facility to $20,000,000 and on April 3, 2014 we further amended this agreement, increasing the facility to $30,000,000, extending the term of the facility by one year, reducing the interest rate from Libor plus 15% to Libor plus 11% and agreeing to modify the covenants to reflect the transition from participant to operator. On April 7, 2014, we drew down an additional $5 million, bringing total borrowings under the Note Purchase Agreement to $25 million. We are in discussions with respect to new covenants to reflect becoming an operator of our own wells and with respect to negative trends in oil prices which have diminished Apollo Investment Corporation’s security interest in our reserves. Existing covenants, some of which we are not in compliance with, remain in effect until the new covenants are agreed upon. Because we are not in compliance with certain existing covenants, we have classified the Note Purchase Agreement obligations as current in the accompanying financial statements.

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

The Company’s operating plans require additional funds which may take the form of debt or equity financings. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving profitable operations and obtaining additional financing. There is no assurance additional funds will be available on acceptable terms or at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative.

Results of Operations

Year ended December 31, 2014 compared to year ended December 31, 2013

	2014		2013		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues
Oil sales	$10,481,767	82.7%	$7,339,943	91.4%	$3,141,824	42.8%
Natural gas and natural gas liquid sales	2,196,749	17.3%	689,145	8.6%	1,507,604	218.8%
Total revenues	$12,678,516	100.0%	$8,029,088	100.0%	$4,649,428	57.9%

Oil Sales

Oil sales were $10,481,767, in 2014, an increase of $3,141,824, or 42.8%, compared to $7,339,943 in 2013. The increase in oil sales is due to additional wells in production in Logan County, Oklahoma. We sold 120,264 barrels (“BBLs”) in 2014 at an average gross price of $75.46 per barrel, compared to 74,567 BBLs in 2013 at an average price of $97.31 per barrel.

Natural Gas and Natural Gas Liquids Sales

Natural gas and natural gas liquids sales were $2,196,749 for the year ended December 31, 2014 compared to $689,145 for the year ended December 31, 2013 an increase of $1,507,604 or 218.8%. All of our natural gas sales are from the well production in Logan County, Oklahoma. Natural gas production is measured in a 1,000 cubic foot unit referred to as aa “Mcf.” and natural gas liquid production is measured in BBLs. We sold 364,726 Mcf of natural gas at an average of $4.40 per Mcf in 2014 compared to 141,506 Mcf at $3.97 per Mcf in 2013. The price achieved per BBL for 27,201 BBLs of natural gas liquids in 2014 was $28.84 compared to $28.88 for 3,306 BBLs in 2013.

Total Revenues

Total revenues were $12,678,516, an increase of $4,649,428, or 57.9% for the year ended December 31, 2014 compared to $8,029,088 for the year ended December 31, 2013. Oil sales accounted for 82.7% and 91.4% of total revenues in the 2014 and 2013 periods, respectively.

Production

	2014		2013		Increase/(Decrease)
Oil Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	124,278	100.0%	76,409	100.0%	47,869	62.6%

Natural Gas Production:	Net Mcf	% of Total	Net Mcf	% of Total	Mcf	%
United States	367,441	100.0%	149,738	100.0%	217,703	145.4%

Natural Gas Liquid Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	27,756	100.0%	3,507	100.0%	24,249	691.4%

Oil production, net of royalties, was 124,278 BBLs, an increase of 47,869 BBLs, or 62.6%, for the year ended December 31, 2014 compared to 76,409 BBLs for the year ended December 31, 2013, due to production increases as a result of additional wells

Natural gas production was 367,441 Mcf, an increase of 217,703 Mcf, or 145.4%, for the year ended December 31, 2014, compared to 149,738 Mcf for the year ended December 31, 2013.

Natural gas liquid production was 27,756 BBLs, an increase of 24,249 BBLs, or 691.4%, for the year ended December 31, 2014, compared to 3,507 BBLs for the year ended December 31, 2013.

Operating Costs and Expenses

	2014		2013		Change
		Percent of		Percent of
	Amount	Sales	Amount	Sales	Amount	Percentage
Operating Expenses
Well operating expenses	$1,935,367	15.3%	$1,547,949	19.3%	$387,418	25.0%
General & administrative expenses	6,164,129	48.6%	2,613,920	32.6%	3,550,209	135.8%
Depreciation, depletion and accretion	6,729,974	53.1%	2,320,441	28.9%	4,409,533	190.0%
Impairment of oil and gas properties	29,858,178	235.5%	-	0.0%	29,858,178	n/a
Gain on sale of land interests	(704,334)	-5.6%	-	0.0%	(704,334)	n/a
Total operating expenses	$43,983,314	346.9%	$6,482,310	80.7%	$37,501,004	578.5%

Operating (loss) income	$(31,304,798)	-246.9%	$1,546,778	19.3%	$(32,851,576)	n/a

Well operating expenses

Our well operating expenses in 2014 were $1,935,367, an increase of $387,418, or 25.0% compared to $1,547,949 in 2013, due primarily to an increase in the number of wells in operation in Logan County, Oklahoma. Operating expenses as a percentage of total revenues decreased to 15.3% in 2014 from 19.3% in 2013, as the percentage increase in operating expenses was less than the percentage increase in revenues as new wells came into production. Production Cost/BOE for 2014 was $9.07 compared to $14.76 for 2013.

General and administrative expenses

General and administrative expenses in 2014 were $6,164,129, an increase of $3,550,209, or 135.8%, compared to $2,613,920 in 2013. The increase is primarily due to an increase in stock based compensation of $2,723,740 to $3,252,158 in 2014, along with an increase in legal and professional fees of $390,075 to $763,277, an increase in salaries of $140,933 to $1,073,313 and an increase in write off of expired mineral leases of $279,131 to $323,848. As a percentage of revenues, general and administrative expenses increased to 48.6% in 2014 from 32.6% in 2013. Excluding stock based compensation, general and administrative expenses were $2,911,971 in 2014, or 23.0% of revenues, compared to $2,085,502 in 2013, or 26.0% of revenues.

Depreciation, depletion and accretion

Depreciation, depletion and accretion were $6,729,974 for the year ended December 31, 2014 and $2,320,441 for the year ended December 31, 2013, an increase of $4,409,533 or 190.0%, due to increased wells in production. Our depletion expense will continue to increase to the extent we are successful in our well production in Oklahoma.

Impairment of oil and gas properties

Impairment of oil and gas properties was $29,858,178 for the year ended December 31, 2014. This impairment related to proved properties in the Logan County Field, due to low commodity prices. The Company incurred no impairment charges for the year ended December 31, 2013. See Part II, Item 7A. “Quantative and Qualitative Disclosures about Market Risk-Oil and Gas Properties”. Please also refer to Note 1 – Summary of Significant Accounting Policies in the Financial Statements in Part IV of this Annual Report on Form 10-K for additional discussion.

Gain on sale of land interests

The Company recorded a gain on sale of certain land interests of $704,334 in the year ended December 31, 2014. There was no gain or loss on the sale of land interests in 2013.

Operating income (loss)

Operating loss was $31,304,798 in 2014 compared to operating income of $1,546,778 in 2013. The decrease in operating results of $32,851,576 was due to the increase in operating expenses of $37,501,004, including an expense for impairment of oil and gas properties of $29,858,178, for the year ended December 31, 2014 compared to the year ended December 31, 2013, partially offset by the $4,649,428 increase in total revenues during the same period.

Interest expense

Interest expense was $4,468,568 for the year ended December 31, 2014 compared to $4,566,246 for the year ended December 31, 2013, a decrease of $97,678. The decrease in interest expense during the 2014 period was primarily due to a rate reduction in 2014 and an extension of one year in the term of the Note Purchase Agreement over which the deferred financing fees are being amortized, partially offset by increased average borrowings with respect to the Note Purchase Agreement. Cash interest expense in 2014 amounted to $3,549,086 and non-cash interest expense of $919,482 was comprised solely of amortization of deferred financing fees. Cash interest expense in 2013 amounted to $2,999,838, and non-cash interest expense in 2013 of $1,566,408 was comprised of amortization of deferred financing fees of $1,295,348 in connection with the Note Purchase Agreement and amortization of debt discount of $271,060 with respect to the Secured Promissory Note.

Oil and gas derivatives

Oil and gas derivatives reflected an unrealized gain of $1,474,307 for the year ended December 31, 2014 and an unrealized loss of $357,567 for the year ended December 31, 2013 as a result of marking open financial derivative instruments to market as of December 31, 2014 and December 31, 2013 and losses realized on financial derivative instruments settled of $220,317 and $138,236 during the years ended December 31, 2014 and 2013, respectively.

Provision for income taxes

Provision for income taxes was $800 for 2014 and $1,624 for 2013. These provisions represent minimum state corporation tax assessments. The 2014 provision is included in general and administrative expenses.

Loss from continuing operations

Loss from continuing operations was $34,509,882 for the year ended December 31, 2014 compared to a loss of $3,514,895 for the year ended December 31, 2013, an increase in loss from continuing operations of $30,994,987. The $32,851,576 increase in operating loss, which included an expense for impairment of oil and gas properties of $29,858,178, was partially offset by the $97,678 reduction in interest expense and the $1,749,793 transition to a gain from a loss on oil and gas derivatives in the year ended December 31, 2014, compared to the prior year period.

Income from discontinued operations net of income taxes

Income from discontinued operations net of income taxes was $2,496,541 in the year ended December 31, 2013. The income in 2013 represents income for the nine months ended September 30, 2013, the effective date of the sale of the discontinued operations, and includes a benefit of $531,644 related to an amnesty for certain 2003 equity taxes.

Gain on disposal of discontinued operations

The Company recorded a gain of $4,873,660 in the year ended December 31, 2013, on the sale of Cimarrona, LLC which comprised certain oil and pipeline assets and operations in Colombia.

Net income (loss)

Net loss was $34,509,882 in 2014 compared to a net income of $3,855,306 in 2013. The reduction of $38,365,188 to a net loss reflected an increase in loss from continuing operations of $30,994,987 in 2014 compared to 2013 and no income from discontinued operations net of income taxes or gain on disposal of discontinued operations in 2014, compared to $2,496,541 and $4,873,660 in 2013, respectively.

Foreign currency translation adjustment attributable to discontinued operations

There was no foreign currency translation adjustment attributable to discontinued operations in 2014. Foreign currency translation gain was $24,153 in 2013, as a result of favorable trends in the Colombian Peso to Dollar exchange rate.

Comprehensive income (loss)

Comprehensive loss was $34,509,882 for the year ended December 31, 2014 compared to a comprehensive income of $3,879,459 for the year ended December 31, 2013. The increase in net loss of $38,389,341 was the primary contributor, along with the foreign currency translation gain of $24,153 attributable to discontinued operations in 2013.

Income (loss) per share

Basic and diluted loss per share from continuing operations was $0.61 in 2014 compared to a loss per share of $0.07 in 2013. Basic and diluted income per share from discontinued operations in 2013 was $0.15.

Liquidity and Capital Resources

We had a working capital deficit of $36,213,063 at December 31, 2014, compared to working capital deficit of $12,961,622 at December 31, 2013. An increase of $26,170,580 in current liabilities, which includes an increase in accounts payable and accrued expenses of $17,315,408 and an increase of $5,000,000 in notes payable, is partially offset by an increase of $2,919,139 in current assets, which includes an increase in cash and equivalents of $2,272,092 and unrealized gains on oil and gas derivatives of $1,116,740, partially offset by a reduction in deferred financing costs of $819,482.

Net cash provided by operating activities was $8,244,129 in 2014 compared to $80,491 in 2013. The major components of net cash provided by operating activities in 2014 were impairment of oil and gas properties of $29,858,178, provision for depletion, depreciation and amortization of $6,729,079, stock based compensation of $3,252,158 and increase in joint billing account of $2,313,801, partially offset by net loss of $34,509,882 and unrealized gain on oil and gas derivatives of $1,474,307. The major components of net cash provided by operating activities in 2013 were the $3,855,306 net income, the $2,320,213 provision for depreciation, depletion and accretion and the $1,295,348 amortization of deferred financing costs almost fully offset by the gain on sale of oil and gas properties of $4,873,660, the increase of $2,660,855 in accounts receivable and the decrease of $936,162 in accounts payable and accrued expenses.

Net cash used by investing activities was $17,237,495 in 2014 compared to $12,365,388 in 2013. Net cash used by investing activities in 2014 consisted primarily of $18,500,615 investment in oil and gas properties, partially offset by net proceeds of $875,232 from the sale of land interests. Net cash used by investing activities in 2013 consisted primarily of $17,891,932 investment in oil & gas properties, partially offset by $6,295,193 net proceeds from the sale of oil and gas properties.

Net cash provided by financing activities was $11,265,458 and $14,552,815 in 2014 and 2013, respectively. Net cash provided in 2014 consisted primarily of net proceeds from an offering of securities of $6,744,000 and $5,000,000 in proceeds from secured promissory notes, partially offset by payment of placement fees and expenses of $348,940 and payment of deferred financing costs of $100,000. Net cash provided in 2013 consisted primarily of proceeds of $17,000,000 from secured promissory notes, partially offset by $2,500,000 in principal repayments on secured promissory notes.

Net operating revenues from our oil production are very sensitive to changes in the price of oil making it very difficult for management to predict whether or not we will be profitable in the future. Negative trends in oil prices since the third quarter of 2014 have impacted our operating margins significantly and led to an impairment of our oil and gas properties as of December 31, 2014.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have material exposure to interest rate changes, as our $25,000,000 secured promissory note carries an interest rate of the London interbank overnight rate (“Libor”) plus 11%, with a Libor floor of 2%. We are subject to changes in the price of oil, which are out of our control. At our Oklahoma Properties, we sold oil at $57.87 to $105.03 per barrel in 2014 compared to $88.90 to $106.32 per barrel in 2013.

Effect of Changes in Prices

Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil produced by us fluctuated significantly during the last year. Changes in the price that we receive for our oil and natural gas is set by market forces beyond our control as well as governmental intervention. The volatility and uncertainty in oil and natural gas prices have made it more difficult for a company like us to increase our oil and natural gas asset base and become a significant participant in the oil and gas industry. We currently sell the majority our oil and natural gas production to Slawson, Phillips 66, Stephens and Devon. However, in the event these customers discontinued oil and gas purchases, we believe we can replace them with other customers which would purchase the oil and gas at terms standard in the industry.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a field-by-field basis. As of December 31, 2014 and 2013, our oil and natural gas production continuing operations were conducted in Logan County in the state of Oklahoma. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

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

We review our proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We estimate the expected undiscounted future cash flows of our oil and natural gas properties and compare such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to our judgment and expertise and include, but are not limited to, actual or proposed recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. We recorded an impairment charge of $29,858,178 in 2014. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges for proved properties will be recorded.

We assess our unproved properties periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage and record impairment expense for any decline in value.

The assessment of unproved properties to determine any possible impairment requires significant judgment. No impairment was recorded on unproved properties in 2014 or 2013.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2014 and December 31, 2013 and for the fiscal years then ended were audited by Mayer Hoffman McCann P.C., an independent registered public accounting firm. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X as promulgated by the SEC. The aforementioned consolidated financial statements are included herein starting with page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In January 2014 we dismissed MaloneBailey, LLP and appointed Mayer Hoffman McCann P.C. as our independent registered public accounting firm. There were no disagreements with either independent public accounting firm on accounting or financial disclosure.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, utilizing a top-down, risk based approach described in SEC Release No. 34-55929 as suitable for smaller public companies. Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2014 is not effective. Based on this assessment, management has determined that, as of December 31, 2014, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment was the lack of independent oversight by an audit committee of independent members of the Board of Directors. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. During the year ended December 31, 2014, the Company appointed one independent director and the Board performed the duties of the audit committee.

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

(c) Changes to Internal Control Over Financial Reporting.

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the year ending December 31, 2014 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and offices held by our directors and executive officers:

Name	Position	Director Since	Age
Kim Bradford	President, Chief Executive Officer, Chairman of the Board	February 2007	62
Greg Franklin	Chief Geologist, Director	May 2005	58
Gregory Holcombe	Director	August 2014	53
Norman Dowling	Chief Financial Officer	N/A	52

A list of current executive officers and directors appears above. The executive officers serve at the pleasure of the Board of Directors. The directors do not receive fees or other remuneration for their services, but are reimbursed for their out-of-pocket expenses to attend board meetings.

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

Gregory Holcombe: Mr. Holcombe currently serves on the Board of Directors at Hudson Valley Bank, a publicly-traded $3 billion bank located in Westchester County, New York, where he is on the Loan and Oversight Committees. Mr. Holcombe has been a member of the Board of Directors at Hudson Valley Bank since 1999. Mr. Holcombe graduated from Tulane University in 1983 with a BS in Latin American Studies and International Marketing.

Norman Dowling: Mr. Dowling has been our part time Chief Financial Officer since January 2013 and became full time in March 2014. Since 2009, Mr. Dowling has been providing senior financial consulting services to a range of entities in the retail, technology, and education sectors. Mr. Dowling has over 20 years of finance experience, including four years as Executive Vice President and Chief Financial Officer of The Active Network, Inc. (“Active”) from 2004 through 2008, during which time Active completed 23 acquisitions and three private equity rounds raising over $165 million, and four years as Vice President Finance, at PETCO Animal Supplies, Inc. (“PETCO”) from 1999 through 2004, during which time PETCO was taken private through a leveraged recapitalization and re-emerged as a public company through an initial public offering. Mr. Dowling also served as Chief Financial Officer of Factory 2U Stores, Inc. and CinemaStar Luxury Theatres, Inc. In addition to a number of other senior financial positions, Mr. Dowling’s experience includes six years with Ernst & Young in audit assurance and management consultancy roles. Mr. Dowling holds a Bachelor of Commerce degree from University College Dublin, Ireland.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that all required directors, officers and greater than ten percent shareholders complied with applicable filing requirements during the fiscal year ended December 31, 2014.

Audit Committee

We do not have an Audit Committee, as our Board of Directors during 2014 performed the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. Only one of our directors, Gregory Holcombe, is independent and would qualify as an independent financial expert. We do not currently have a written audit committee charter or similar document.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee at this time. However, our Board of Directors intends to continually evaluate the need for a Nominating Committee.

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

Item 11. Executive Compensation

Executive Officers

Our current executive officers are as follows:

Name	Age	Position
Kim Bradford	62	President, Chief Executive Officer
Greg Franklin	58	Chief Geologist
Norman Dowling	52	Chief Financial Officer

Pursuant to Securities Exchange Commission rules, our reportable “named executive officers” for the last two years include Kim Bradford, who serves as our Principal Executive Officer, Norman Dowling, who serves as Principal Financial Officer, as well as Greg Franklin, our Chief Geologist.

During the last two fiscal years, the following named executive officers of our company have received total annual salary and bonus exceeding $100,000:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Kim Bradford	2014	$300,000	$0	$0	$0	$0	$0	$300,000
President and CEO	2013	$300,000	$0	$0	$0	$0	$0	$300,000

Greg Franklin	2014	$240,000	$0	$0	$0	$0	$0	$240,000
Chief Geologist	2013	$240,000	$0	$0	$0	$0	$0	$240,000

Norman Dowling	2014	$202,500	$0	$0	$0	$0	$0	$202,500
CFO	2013	$72,500	$0	$0	$0	$0	$0	$72,500

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

On January 21, 2013, the Company entered into a consulting agreement with Norman Dowling to serve as Chief Financial Officer in a part-time capacity and in March 2014 Mr. Dowling began serving in a full-time capacity.

We do not have any other contractual arrangements with our executive officers, promoters or directors, nor do we have any compensatory arrangements with our executive officers, promoters or directors other than as described herein:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Kim Bradford	—	—	—	—	—	—	—	—	—
Greg Franklin	—	—	—	—	—	—	—	—	—
Norman Dowling	—	—	—	—	—	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information as of March 23, 2015 with respect to each beneficial owner of more than five percent of the Company’s Common stock:

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percent of Class
Kim Bradford	7,043,000	12.1%
2445 5th Avenue, Suite 310
San Diego, CA 92101
Mustang Capital Venture, LLC [1]	5,250,000	9.0%
10101 Reunion Place, Suite 1000
San Antonio, TX 78216
Greg L. Franklin	3,950,000	6.8%
2445 5th Avenue, Suite 310
San Diego, CA 92101

The percentage ownership is based on 58,284,948 shares outstanding at March 25, 2015.

[1] Information is derived from Schedule 13D filed by Mustang Capital Venture, LLC on March 16, 2009.

The following table shows information as of March 23, 2015 with respect to each of the beneficial owners of the Company’s Common stock by its executive officers, directors and nominee individually and as a group:

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percent of Class
Kim Bradford	7,043,000	12.1%
2445 5th Avenue, Suite 310
San Diego, CA 92101
Greg L. Franklin	3,950,000	6.8%
324 N. Robinson, 8th Floor
Oklahoma City, OK 73102
Gregory Holcombe (1)	2,188,064	3.7%
2445 5th Avenue, Suite 310 San Diego, CA 92101
Officers and Directors as a Group (3 people)	13,181,064	22.6%

The percentage ownership is based on 58,284,948 shares outstanding at March 23, 2015.

There are no family relationships among the directors and executive officers.

(1) Includes 1,632,509 shares and 555,555 warrants to purchase shares. Of the 2,188,064 shares and warrants, 1,648,668 are held directly by Mr. Holcombe, 49,461 are held by he and his spouse, 44,963 are held by his spouse, 233,334 are held by Eldred Preserve LLC, 202,318 are held by Heidi Foundation and 9,320 are held by BMW Machinery.

Changes in Control

On December 28, 2006, a change of control occurred when Kim Bradford, our Chief Executive Officer, President, and Chairman, along with other investors entered into a transaction with the Company whereby for a $470,875 promissory note, the Company issued a total of 18,835,000 shares of Common stock, or approximately 64% of the total shares outstanding. The shares were valued based on the approximate asset value per share prior to the transaction. Of the $470,875 promissory notes, Mr. Bradford issued a note in the amount of $151,375 for the purchase of 6,055,000 shares. In December 2007, Mr. Bradford paid in full his note plus accrued interest. The notes matured December 31, 2011 and at December 31, 2014, there are notes receivable for $95,000, representing 3,800,000 shares. The Company is currently attempting to collect the notes receivable.

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

Director Independence

Our Board of Directors is made up of Kim Bradford, our President and Chief Executive Officer, Gregory Holcombe, an independent director and Greg Franklin, our Chief Geologist. Our common stock trades on the Over-the-Counter Bulletin Board. Because we are traded on the Over-the-Counter Bulletin Board, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the Board of Directors be independent.

Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accordance with applicable independence standards required of issuers listed on The NASDAQ Stock Market LLC (“NASDAQ”). NASDAQ Marketplace Rule 5605(a)(2). This requires, among other things, that the Company’s board of directors make an affirmative determination that the director has no relationship which would interfere with the exercise of independent judgement in carrying out the responsibilities of a director. The Rule also requires that in making a determination of independence the board of directors must consider the source of a director’s compensation, including the receipt of compensatory fees from the Company or its subsidiaries. At this time, the Board has determined that only one of its directors is independent.

Item 14. Principal Accounting Fees and Services

Selection of our Independent Registered Public Accounting Firm is made by the Board of Directors. Mayer Hoffman McCann P.C. (“MHM”) has been selected as our Independent Registered Public Accounting Firm for the current fiscal year. MHM leases substantially all its personnel, who work under the control of MHM shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure. All audit and non-audit services provided by MHM are pre-approved by the Board of Directors which gives due consideration to the potential impact of non-audit services on auditor independence.

In accordance with applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, we received a letter and verbal communication from MHM that it knows of no state of facts which would impair its status as our independent public accountants. There were no non-audit services provided by our Independent Registered Public Accounting Firms in 2014 or 2013.

AUDIT FEES

For 2014, we were or will be billed $168,000 by MHM and for 2013, we were billed $105,000 by MHM and $32,500 by MaloneBailey, LLP, for audit services.

TAX FEES

Our auditors did not bill us for any tax services during 2014 and 2013.

ALL OTHER FEES

Our auditors did not bill us for any other services during 2014 and 2013 other than $8,500 by MaloneBailey, LLP for certain consents in 2014.

PART IV

Item 15. Exhibit, Financial Statements Schedules

2.1	Plan of Reorganization and Agreement of Merger, dated June 18, 2007 (1)
3.1	Articles of Incorporation of Osage Exploration and Development, Inc. (1)
3.2	Bylaws of Osage Exploration and Development, Inc. (1)
10.1	Agreement for Acquisition of Oil and Gas Leaseholds between Conquest Exploration Company, LLC, David Farmer, Charles Volk, Jr. and Osage Energy Company, LLC dated November 10, 2004. (1)
10.2	Assignment and Bill of Sale between Conquest Exploration Company, LLC and Osage Energy Company, LLC dated January 24, 2005. (1)
10.3	$250,000 Note and Security Agreement with Vision Opportunity Master Fund, Ltd. dated February 13, 2007. (1)
10.4	$1,100,000 Unsecured Convertible Promissory Note with Marie Baier Foundation dated July 16, 2007. (2)
10.5	Form of Warrant issued to Marie Baier Foundation in connection with the $1,100,000 Unsecured Convertible Promissory Note. (2)
10.6	Rosa Blanca Carried Interest Agreement dated June 21, 2007. (3)
10.7	2007 Equity Based Compensation Plan (4)
10.8	Purchase and Sale Agreement for the purchase of the Hansford Property (4)
10.8.1	Extension Agreement with Pearl Resources, Corp. for the Hansford Property (5)
10.8.2	Letter from Charles Volk regarding Ownership of the Hansford Property (6)
10.9	Consulting Agreement dated January 1, 2007 with Greg Franklin (4)
10.11	Form of Stock Subscription Receivable dated December 28, 2006 (4)
10.11.1	Form of Amendment #1 to Stock Subscription Receivable dated August 1, 2007 (4)
10.12	Oil and Gas Mining Lease with the Osage Nation dated July 21, 1999 (4)
10.13	Office lease agreement with Catalyst Consulting Partners, LLC (4)
10.14	Employment Agreement with Kim Bradford, President and CEO (7)
10.15	Employment Agreement with Greg Franklin, Chief Geologist (7)
10.15.1	Restricted Stock Agreement with Greg Franklin, Chief Geologist (7)
10.17	Office Lease, dated February 1, 2008, by and between Osage Exploration & Development, Inc. and Fifth & Laurel Associates, LLC. (8)
10.18	Membership Purchase Interest between Osage Exploration and Development, Inc. and Sunstone Corporation dated April 8, 2008 (9)
10.19	Independent Contractor Agreement between Osage Exploration and Development, Inc. and E. Peter Hoffman, Jr. dated July 2, 2008 (10)
10.20	Agreement between Lewis Energy Colombia, Inc., Gold Oil Plc Sucursal Colombia and Osage Exploration and Development, Inc. and Osage Exploration and Development, Inc., Sucrusal Colombia dated March 3, 2009 (11)
10.21	Settlement Agreement between Lewis Energy Colombia, Inc., Gold Oil Plc Sucursal Colombia, EMPESA, SA, and Osage Exploration and Development, Inc. Sucrusal Colombia dated September 15, 2009 (12)
10.22	Employment Agreement with Greg Franklin, Chief Geologist (13)
10.22.1	Restricted Stock Agreement with Greg Franklin, Chief Geologist (13)
10.23	$500,000 Promissory Note to Blackrock Management, Inc. (14)
10.23.1	Escrow Agreement between Osage Exploration and Development, Inc., Blackrock Management, Inc. and Robertson & Williams (14)
10.23.2	Assignment of Oil and Gas Leases between Osage Exploration and Development, Inc. and Blackrock Management, Inc. (14)
10.23.3	Mortgage between Osage Exploration and Development, Inc. and Blackrock Management, Inc. (14)
10.24	$10 million Note Purchase Agreement with Apollo Investment Corp. (18)
10.24.1	First Amendment to Note Purchase Agreement (19)
10.24.2	Second Amendment to Note Purchase Agreement (20)
10.25	Membership Interest Purchase Agreement (21)
10.26	Intercreditor Agreement with BP Energy (21)
10.27	Partition Agreement with Slawson Exploration Company, Inc. (22)
10.28	Form of Securities Purchase Agreement (23)
10.29	Form of Common Stock Purchase Warrant (23)
10.30	Pinnacle Energy LLC reserve report for the Logan Property as of December 31, 2012 (24)
10.31	Pinnacle Energy LLC reserve report for the Logan Property as of December 31, 2014 (*)
10.31.1	Consent of Pinnacle Energy LLC (*)
10.32	Participation Agreement with Slawson Exploration Company and US Energy Development Corporation (25)
10.33	Third Amendment to Note Purchase Agreement (26)
10.34	Settlement Agreement with Raven Pipeline Co LLC (27)
21.1	List of Subsidiaries (*)
31.1	Certification of Chief Executive pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (*)
31.2	Certification of Chief Financial pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (*)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (*)
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

(1)	Incorporated by reference to Osage’s Form 10-SB filed July 6, 2007
(2)	Incorporated by reference to Osage’s Form 8-k filed July 17, 2007
(3)	Incorporated by reference to Osage’s Form 8-k filed August 13, 2007
(4)	Incorporated by reference to Osage’s Form 10-SB Amendment No. 1 filed August 27, 2007
(5)	Incorporated by reference to Osage’s Form 10-SB Amendment No. 2 filed October 15, 2007
(6)	Incorporated by reference to Osage’s Form 10-SB Amendment No. 3 filed November 19, 2007
(7)	Incorporated by reference to Osage’s Form 10-SB Amendment No. 5 filed December 28, 2007
(8)	Incorporated by reference to Osage’s Form 8-k filed March 4, 2008
(9)	Incorporated by reference to Osage’s Form 8-k filed April 10, 2008
(10)	Incorporated by reference to Osage’s Form 8-k filed July 7, 2008
(11)	Incorporated by reference to Osage’s Form 8-k filed March 5, 2009
(12)	Incorporated by reference to Osage’s Form 8-k filed September 17, 2009
(13)	Incorporated by reference to Osage’s Form 8-k filed September 7, 2011
(14)	Incorporated by reference to Osage’s Form 8-k filed January 26, 2011
(15)	Incorporated by reference to Osage’s Form 10-K/a filed September 7, 2011
(16)	Incorporated by reference to Osage’s Form 10-K filed March 23, 2012
(17)	Incorporated by reference to Osage’s Form 10-K filed April 2, 2013
(18)	Incorporated by reference to Osage’s Form 8-k filed May 1, 2012
(19)	Incorporated by reference to Osage’s Form 8-k filed April 8, 2013
(20)	Incorporated by reference to Osage’s Form 10-Q filed August 14, 2013
(21)	Incorporated by reference to Osage’s Form 10-Q filed November 11, 2013
(22)	Incorporated by reference to Osage’s Form 8-k filed December 23, 2013
(23)	Incorporated by reference to Osage’s Form 8-k filed February 25, 2014
(24)	Incorporated by reference to Osage’s Form 10-K filed March 31, 2014
(25)	Incorporated by reference to Osage’s Form 10-K/A filed September 24, 2014
(26)	Incorporated by reference to Osage’s Form 8-k filed April 4, 2014
(27)	Incorporated by reference to Osage’s Form 10-Q filed November 13, 2014
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSAGE EXPLORATION & DEVELOPMENT, INC.

BY:	/s/ KIM BRADFORD
Kim Bradford
President and C.E.O.

Dated: March 31, 2015

BY:	/s/ Norman Dowling
Norman Dowling
Chief Financial Officer

Dated: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KIM BRADFORD	President, Chief Executive Officer, and Chairman	March 31, 2015
Kim Bradford	(Principal Executive Officer)

/s/ GREG FRANKLIN	Chief Geologist and Director	March 31, 2015
Greg Franklin

/s/ GREGORY HOLCOMBE	Director	March 31, 2015
Gregory Holcombe

/s/ NORMAN DOWLING	Chief Financial Officer	March 31, 2015
Norman Dowling	(Principal Financial Officer)

OSAGE EXPLORATION AND DEVELOPMENT, INC.

INDEX TO FINANCIAL STATEMENTS

Set forth below are the following consolidated financial statements for our company for the years ended December 31, 2014 and 2013:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Osage Exploration and Development, Inc.

We have audited the accompanying consolidated balance sheets of Osage Exploration and Development, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Osage Exploration and Development, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and, as of December 31, 2014, has current liabilities significantly in excess of current assets. These conditions, among others as discussed in Note 2 to the financial statements, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Diego, California

March 31, 2015

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2014 and December 31, 2013

	December 31, 2014	December 31, 2013
ASSETS

Current assets:
Cash and equivalents	$5,054,735	$2,782,643
Accounts receivable	3,595,555	2,769,414
Unrealized gains on oil and gas derivatives	1,116,740	-
Prepaid expenses and other current assets	120,390	596,742
Deferred financing costs	1,009,642	1,829,124
Total current assets	10,897,062	7,977,923

Property and equipment, at cost:
Oil & gas properties and equipment (successful efforts method)	62,115,916	27,339,460
Other property & equipment	260,526	85,746
	62,376,442	27,425,206
Less: accumulated depletion, impairment, depreciation and amortization	(39,270,342)	(2,683,085)
	23,106,100	24,742,121

Restricted cash	896,367	908,645

Total assets	$34,899,529	$33,628,689

LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)

Current liabilities:
Accounts payable	$16,949,047	$555,784
Joint interest liabilities	2,313,801	-
Revenues and royalties payable	1,761,634	-
Accrued expenses	1,039,945	117,800
Unrealized losses on oil and gas derivatives	-	265,961
Capital lease liability, current portion	45,698	-
Notes payable	25,000,000	20,000,000
Total current liabilities	47,110,125	20,939,545

Unrealized losses on oil and gas derivatives, net of current portion	-	91,606
Capital lease liability, net of current portion	50,135	-
Liability for asset retirement obligations	6,281	3,886
Total liabilities	47,166,541	21,035,037

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding as of December 31, 2014 or December 31, 2013	-	-
Common stock, $0.0001 par value, 190,000,000 shares authorized; 58,098,014 and 49,854,675 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	5,809	4,985
Additional paid-in capital	26,551,541	16,903,147
Stock purchase notes receivable	(95,000)	(95,000)
Accumulated deficit	(38,729,362)	(4,219,480)
Total stockholders’ (deficit) equity	(12,267,012)	12,593,652
Total liabilities and stockholders’ equity (deficit)	$34,899,529	$33,628,689

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

For Years Ended December 31, 2014 and 2013

	Year Ended December 31,
	2014	2013

Operating revenues
Oil revenues	$10,481,767	$7,339,943
Natural gas and natural gas liquids revenues	2,196,749	689,145
Total operating revenues	12,678,516	8,029,088

Operating costs and expenses
Well operating costs	1,935,367	1,547,949
General and administrative expenses	6,164,129	2,613,920
Depreciation, depletion and accretion	6,729,974	2,320,441
Impairment of oil & gas properties	29,858,178	-
Gain on sale of land interests	(704,334)	-
Total operating costs and expenses	43,983,314	6,482,310

Operating (loss) income	(31,304,798)	1,546,778

Other income (expenses):
Interest income	9,494	2,000
Interest expense	(4,468,568)	(4,566,246)
Gain (loss) on oil and gas derivatives	1,253,990	(495,803)

Loss from continuing operations before income taxes	(34,509,882)	(3,513,271)
Provision for income taxes	-	1,624
Loss from continuing operations	(34,509,882)	(3,514,895)

Discontinued operations:
Income from discontinued operations net of income taxes	-	2,496,541
Gain on sale of discontinued operations	-	4,873,660
Net (loss) income	(34,509,882)	3,855,306

Other comprehensive income, net of tax:
Foreign currency translation adjustment attributable to discontinued operations	-	24,153

Comprehensive (loss) income	$(34,509,882)	$3,879,459

Basic and diluted loss per share
Continuing operations	$(0.61)	$(0.07)
Discontinued operations	$-	$0.15

Weighted average number of common share and common share equivalents used to compute basic and diluted loss per share	56,480,460	49,762,499

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Deficit)

For Years Ended December 31, 2014 and December 31, 2013

						Accumulated
				Stock		Other
			Additional	Purchase		Comprehensive	Total
	Common Stock		Paid-In	Note	Accumulated	Income /	Equity
	Shares	Amount	Capital	Receivable	Deficit	(Loss)	(Deficit)
Balance at December 31, 2012	49,094,675	$4,909	$16,371,305	$(95,000)	$(8,074,786)	$(327,062)	$7,879,366
Issuance of shares for professional services	410,000	41	375,959	-	-	-	376,000
Stock based compensation	-	-	152,418	-	-	-	152,418
Exercise of warrants	350,000	35	3,465	-	-	-	3,500
Net income	-	-	-	-	3,855,306	-	3,855,306
Foreign exchange translation adjustment	-	-	-	-	-	24,153	24,153
Recognition of accumulated currency translation loss	-	-	-	-	-	302,909	302,909
Balance at December 31, 2013	49,854,675	4,985	16,903,147	(95,000)	(4,219,480)	-	12,593,652
Issuance of shares and warrants	7,493,339	749	6,394,311	-	-	-	6,395,060
Stock based compensation	550,000	55	3,252,103	-	-	-	3,252,158
Exercise of warrants	200,000	20	1,980	-	-	-	2,000
Net loss	-	-	-	-	(34,509,882)	-	(34,509,882)
Balance at December 31, 2014	58,098,014	$5,809	$26,551,541	$(95,000)	$(38,729,362)	$-	$(12,267,012)

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Years Ended December 31, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net (loss) income	$(34,509,882)	3,855,306
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock based compensation	3,252,158	528,418
Amortization of deferred financing costs	919,482	1,295,348
Amortization of debt discount	-	271,060
Impairment of oil & gas properties	29,858,178	-
Gain on sale of oil & gas properties	-	(4,873,660)
Gain on sale of land interests	(704,334)	-
Write off of expired mineral rights leases	323,848	44,717
Accretion of asset retirement obligation	895	228
Provision for depletion, depreciation and amortization	6,729,079	2,320,213
Unrealized (gain) loss on oil and gas derivatives	(1,474,307)	357,567
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(826,141)	(2,660,855)
Decrease (increase) in prepaid expenses and other current assets	53,396	(121,689)
Increase (decrease) in accounts payable and accrued expenses	546,322	(936,162)
Increase in joint interest billing account	2,313,801	-
Increase in revenue and royalties payable	1,761,634	-
Net cash provided by operating activities	8,244,129	80,491

Cash flows from investing activities:
Investments in oil & gas properties	(18,500,615)	(17,891,932)
Investments in non-oil & gas properties	(47,345)	-
Net proceeds from sale of oil & gas properties	422,955	6,295,193
Decrease (increase) in restricted cash	12,278	(751,178)
Net proceeds from sale of land interests	875,232	14,568
Cash included in sale of oil & gas properties	-	(38,039)
Proceeds from notes receivable	-	6,000
Net cash used in investing activities	(17,237,495)	(12,365,388)

Cash flows from financing activities:
Net proceeds from offering of securities	6,744,000	-
Proceeds from secured promissory notes	5,000,000	17,000,000
Principal payments on notes payable	-	(2,500,000)
Proceeds from term loan	-	367,520
Principal payments on term loan	-	(118,205)
Principal payments on capital leases	(31,602)	-
Payment of placement fees and expenses	(348,940)	-
Payment of deferred financing costs	(100,000)	(200,000)
Proceeds from exercise of warrants	2,000	3,500
Net cash provided by financing activities	11,265,458	14,552,815

Effect of exchange rate on cash and equivalents	-	28,520

Net increase in cash and equivalents	2,272,092	2,296,438

Cash and equivalents - beginning of period	2,782,643	486,205

Cash and equivalents - end of period	$5,054,735	$2,782,643

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payment for interest	$3,549,086	$2,999,838
Cash payment for income taxes	$-	1,624

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Increase in asset retirement obligation	$1,500	$3,639
Purchase of furniture and fixtures through capital leases	$127,436	$-
Oil & gas additions in accounts payable	$16,769,086	$-

The accompanying notes are an integral part of these consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management used significant estimates in determining the carrying value of its oil and gas producing assets and the associated impairment, depreciation and depletion expense related to sales’ volumes. The significant estimates included the use of proved oil and gas reserve volumes and the related present value of estimated future net revenues there-from (See Note 15: Supplemental Information About Oil and Gas Producing Activities).

CASH AND EQUIVALENTS

Cash and equivalents consist of short-term, highly liquid investments readily convertible into cash with an original maturity of three months or less.

DEFERRED FINANCING COSTS

The Company incurred deferred financing costs in connection with the Note Purchase Agreement (see Note 6), which represented the fair value of warrants, placement fees and legal fees. Deferred financing costs of $3,959,448 are being amortized over the term of the Note Purchase Agreement on a straight-line basis. In 2014, the term of the Note Purchase Agreement was extended by one year.

During the years ended December 31, 2014 and 2013, respectively, the Company made payments of $100,000 and $200,000 for deferred financing fees in connection with the Note Purchase Agreement.

Deferred financing costs at December 31, 2014 and 2013 were $1,009,642 and $1,829,124, respectively. Amortization of deferred financing costs was $919,482 for the year ended December 31, 2014 and $1,295,348 for the year ended December 31, 2013.

FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2014 and December 31, 2013, the fair value of cash, accounts receivable, short term debt and accounts payable approximate carrying values because of the short-term maturity of these instruments.

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

As of December 31, 2014 and December 31, 2013 the Company identified certain derivative financial instruments which required disclosure at fair value on the balance sheets.

The following table presents information for those assets and liabilities requiring disclosure at fair value as of December 31, 2014 and December 31, 2013:

		Total	Fair Value Measurements Using:
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
December 31, 2014 assets (liabilities):
Commodity derivative asset	1,116,740	1,116,740	-	1,116,740	-
December 31, 2013 assets (liabilities):
Commodity derivative liability	(357,567)	(357,567)	-	(357,567)	-

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

Assets and Liabilities Measured on a non-recurring basis

The Company utilizes fair value on a non-recurring basis to perform impairment tests on its oil & gas properties when required. During the year ended December 31, 2014, the Company recognized impairment on proved oil & gas properties of $29,858,178. These proved oil & gas properties are located in the Logan County Field in Oklahoma and the fair value evaluation was performed on a field basis. The factors used to determine fair value are subject to our judgment and expertise and include, but are not limited to, recent actual or proposed sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected and would generally be classified within Level 3.

	Carrying		Fair Value Measurements Using:
	Amount	Total
	(before	Fair	Level 1	Level 2	Level 3
	impairment)	Value	Inputs	Inputs	Inputs
December 31, 2014 assets (liabilities):
Proved oil & gas properties, net book value	$50,872,404	$21,014,226	-	-	$21,014,226

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes are credit-worthy financial institutions. However, the Company’s cash balances have exceeded the FDIC insured levels at various times during 2014 and 2013. The Company maintains cash accounts only at large, high quality financial institutions and believes the credit risk associated with cash held in banks exceeding the FDIC insured levels is remote. The Company generated substantially all of its revenues from five customers in 2014 and four customers in 2013. (See “Accounts Receivable and Allowance for Doubtful Accounts” below).

RESTRICTED CASH

In connection with the Apollo Note Purchase Agreement, as amended (see Note 6), the Company has classified $812,500 and $850,000, representing three months interest, as restricted cash as of December 31, 2014 and 2013, respectively. The Company has also pledged $83,867 and $58,645 for certain bonds and sureties as of December 31, 2014 and 2013, respectively. Restricted cash at December 31, 2014 was $896,367, compared to $908,645 at December 31, 2013.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company recognizes accounts receivable when sales are invoiced and regularly reviews accounts receivable for doubtful accounts.

In the year ended December 31, 2014, the Company sold 81.0% of its oil and gas production to three customers. However, the Company believes it can sell all its production to many different purchasers, most of whom pay similar prices that vary with the international spot market prices. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company had no allowance as of December 31, 2014 and 2013. The analysis was based on its evaluation of specific customers’ balances and the collectability thereof.

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

The provision for depreciation and depletion of oil and gas properties is computed by the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a field-by-field basis. As of December 31, 2014 and 2013, the Company’s oil production operations are conducted in the United States of America. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined. Management believes no such impairment exists at December 31, 2014 and 2013.

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

ASSET RETIREMENT OBLIGATIONS

In accordance with FASB ASC topic 410, the Company reports a liability for any legal retirement obligations on its oil and gas properties. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as interest expense in the statements of operations.

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

We review our proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We estimate the expected undiscounted future cash flows of our oil and natural gas properties and compare such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to our judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. We recorded an impairment charge of $29,858,178 in 2014. During 2013, we did not record any charge for impairment. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges for proved properties will be recorded.

We assess our unproved properties periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage and record impairment expense for any decline in value.

The assessment of unproved properties to determine any possible impairment requires significant judgment. No impairment was recorded on unproved properties in 2014 or 2013.

REVENUE RECOGNITION

Revenues from the sale of crude oil, natural gas and natural gas liquids are recognized when the product is delivered at a fixed or determinable price, title has transferred, collectability is reasonably assured and evidenced by a contract. The Company follows the sales method of accounting for its oil and natural gas revenue, so it recognizes revenue on all crude oil, natural gas and natural gas liquids sold to purchasers, regardless of whether the sales are proportionate to its ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. The Company has no imbalance positions at December 31, 2014 or 2013, and no receivables, payables or unearned revenue are recorded.

STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with FASC ASC topic 718. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees over the requisite service period. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model. For shares issued for services or property, the value is based on the market value for the stock on the date of grant.

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

The following table shows the computation of basic and diluted net income (loss) per share for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Net loss allocable to continuing operations	$(34,509,882)	$(3,514,895)
Net income and gain allocable to discontinued operations	$-	$7,370,201
Basic and diluted net income (loss) per share
Continuing operations	$(0.61)	$(0.07)
Discontinued operations	$-	$0.15
Basic and diluted weighted average shares outstanding	56,480,460	49,762,499

Warrants and options to purchase 7,487,559 and 1,696,843 shares of common stock at December 31, 2014 and December 31, 2013, respectively, were excluded from the computation as their effect would have been anti-dilutive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The ASU will supersede most of the existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which it expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires disclosures sufficient to enable users to understand an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method.

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

2. GOING CONCERN

The Company has an accumulated deficit of $38,729,362 and a working capital deficit of $36,213,063 as of December 31, 2014. As of December 31, 2014, the Company was not in compliance with certain covenants including the minimum production covenant under the senior secured note purchase agreement. (see Note 6 - Debt). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On April 27, 2012, we entered into a $10,000,000 senior secured note purchase agreement with Apollo Investment Corporation, on April 5, 2013 we amended this agreement, increasing the facility to $20,000,000. On April 3, 2014, the Company and Apollo amended the Note Purchase Agreement, increasing the amount of the total facility to $30,000,000, extending the term by one year and reducing the interest rate from Libor plus 15% to Libor plus 11%. During the year ended December 31, 2014, we drew down $5,000,000 of additional funds and, as of December 31, 2014, the amount outstanding under the senior secured note purchase agreement was $25,000,000.

In early 2014, the Company raised approximately $6.7 million of gross proceeds in a private placement.

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next 12 months and beyond. These steps include (a) becoming operators of our own wells, (b) participating in drilling of wells in Logan County, Oklahoma within the next 12 months, (c) controlling overhead and expenses, (d) selling portions of existing operations, and (e) raising additional equity and/or debt.

The Company’s operating plans require additional funds which may take the form of debt or equity financings. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and obtaining additional financing. Our cash flows and results of operations depend to a great extent on the prevailing prices for oil and gas. Prolonged or substantial declines in oil / and/or gas prices may materially and adversely affect our liquidity, the amount of cash flows we have available for our capital expenditures and other operating expenses, our ability to access credit and capital markets and our results of operations. There is no assurance additional funds will be available on acceptable terms or at all.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

3. EQUITY TRANSACTIONS

Common Stock and Options

In February 2014, the Company initiated a private placement, pursuant to Securities Purchase Agreements between Osage and certain purchasers, with aggregate gross proceeds of approximately $6.7 million. The purchase price of each unit, representing one share of common stock and a warrant to purchase 0.4 shares of common stock at $1.80 per share, was $0.90. The warrants have a term of five years. The placement agent received placement fees of 8%, in cash or warrants or a combination thereof at their election. As of December 31, 2014 units representing $6,744,000 had been sold, representing 7,493,339 shares of common stock and warrants to purchase 2,997,333 shares of common stock. The placement agent fees related to these units as of December 31, 2014 were cash fees of $338,940 and warrants to purchase 193,380 shares of common stock at $0.01 per share. In addition, the Company incurred legal fees of $10,000 with respect to the private placement.

On January 2, 2014 we issued a total of 550,000 shares to three individuals in connection with amended employment and consulting agreements. Stock based compensation had already been expensed for 150,000 shares as discussed below. The remaining 400,000 shares vest on January 1, 2015, were originally valued at $436,000 based on closing prices of $1.00 for 200,000 shares and $1.18 for 200,000 shares. 200,000 of the shares, issued pursuant to a consulting agreement, were revalued from $236,000 to $138,000 as of December 31, 2014, based on a closing price of $0.32. The stock based compensation related to the 400,000 shares was expensed in 2014.

On June 5, 2014 we issued a total of 600,000 non-qualified stock options to two employees and a consultant, exercisable at $0.8925 per share, with a Black-Scholes value of $629,714 and an expiration date of June 4, 2024. Variables used in the valuation include (1) discount rate of 0.85%, (2) expected life of 5 years for employees and 10 years for the consultant, (3) expected volatility of 220.0% and 219.0% for employees and consultant, respectively, and (4) zero expected dividends. These options were fully vested as of the grant date.

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

On June 7, 2013, we issued a total of 10,000 shares which vested immediately to two consultants for services rendered with a fair value of $12,000, or $1.20 per share.

On January 2, 2013 we issued 400,000 shares which vested immediately to two employees with a fair value of $364,000, or $0.91 per share.

On August 1, 2012, in connection with a three-year employment agreement, we agreed to issue 150,000 shares of common stock at future dates as specified in the agreement. The agreement specified that we would issue 50,000 shares on each of the first, second, and third anniversaries of the execution of the agreement subject to other terms and conditions of the agreement. The 150,000 shares were valued at $177,000, or $1.18 per share, and were to be expensed over the three years of the employment agreement. Pursuant to an amendment to this agreement, the 150,000 shares were issued and immediately vested in early January 2014, and accordingly we recognized the remaining stock-based compensation expense of $152,418 in the year ended December 31, 2013.

Warrants

During the three months ended March 31, 2014, 200,000 warrants were exercised by a consultant who had previously received the warrants in exchange for services.

In addition to the warrants issued pursuant to the private placement discussed above, on April 10, 2014 we issued a warrant to purchase 2,000,000 shares of common stock to a consultant, exercisable at $1.04 per share, with a Black-Scholes value of $2,184,538 and an expiration date of April 9, 2017. Variables used in the valuation include (1) discount rate of 0.81%, (2) expected life of 3 years, (3) expected volatility of 223.0% and (4) zero expected dividends. This warrant was fully vested as of the grant date. This consultant, who acts as project manager for the Company’s drilling operations, is president and a shareholder of an entity which holds stock in the Company and participating in certain of the Company’s wells.

Total stock-based compensation expense was $3,252,158 and $528,418 for the years ended December 31, 2014 and 2013, respectively. All stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated financial statements.

4. SEGMENT AND GEOGRAPHICAL INFORMATION

At December 31, 2014, the Company’s continuing operations comprised one segment in one geographic region.

5. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Properties subject to amortization	$60,168,713	$25,551,336
Properties not subject to amortization	1,942,045	1,784,465
Capitalized asset retirement costs	5,158	3,659
Accumulated depreciation, depletion and impairment	(39,154,487)	(2,606,243)
Oil & gas properties, net	$22,961,429	$24,733,217

Depreciation and depletion expense for oil and gas properties totaled $6,690,066 and $2,308,064 in 2014 and 2013, respectively. We also recorded an impairment charge of $29,858,178 in 2014.

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

As a result of the Partition Agreement, Osage has become the project operator on much of its acreage in the Nemaha Ridge Project. As of December 31, 2014, Osage operated or has the right to operate approximately 4,675 net acres (6,967 gross), and remains joint-venture or potential joint-venture partners with others in approximately 5,032 net acres (31,772 gross).

In 2011, we also began to acquire leases in Coal County, Oklahoma, targeting the Woodford Shale formation. The Woodford Shale formation is located mainly in southeastern Oklahoma in the Arkoma Basin. The Woodford shale lies directly under the Mississippian and started as a vertical play, but horizontal drilling techniques and multi-stage fracturing technology have been used in the Woodford in recent years with much success. At December 31, 2014, we had 4,367 net (10,106 gross) acres leased in Coal County.

In 2011, the Company began to acquire leases in Pawnee County, Oklahoma, targeting the Mississippian formation. In July 2011, we purchased from B&W Exploration, Inc. (“B&W”) the Pawnee County prospect targeting the Mississippian, for $8,500. In addition, B&W is also entitled to an overriding royalty interest on the leases acquired and a 12.5% carry on the first $200,000 of lease bonus paid in the form of an assignment of 12.5% of the leases acquired. Subsequently, B&W shall have an option to purchase a 12.5% share of leasehold acquired on a heads-up basis. As of December 31, 2014, the Company had 3,934 net acres (5,085 gross) leased in Pawnee County.

At December 31, 2014, we have leased 18,008 net (53,930 gross) acres across three counties in Oklahoma as follows:

	Gross	Osage Net
Logan (non operated)	31,772	5,032
Logan - Osage	6,967	4,675
Coal	10,106	4,367
Pawnee	5,085	3,934
	53,930	18,008

6. DEBT

Apollo - Note Purchase Agreement

On April 27, 2012, we entered into a $10,000,000 senior secured note purchase agreement (“Note Purchase Agreement” or “Notes”) with Apollo Investment Corporation (“Apollo”). The Notes, which mature on April 27, 2015, are secured by substantially all of the assets of the Company, including a mortgage on all our Oklahoma leases. The Notes bear interest of Libor plus 15.0% with a Libor floor of 2.0%, with interest payable monthly. In addition, Apollo received a warrant to purchase 1,496,843 shares of common stock, exercisable at $0.01 per share, with a Black-Scholes value of $2,483,952 and an expiration date of April 27, 2017. Variables used in the valuation include (1) discount rate of 0.82%, (2) expected life of 5 years, (3) expected volatility of 245.0% and (4) zero expected dividends. The minimum draw amount on the Note Purchase Agreement is $1,000,000. At closing, we did not draw down any funds. In the year ended December 31, 2013, we drew down $17,000,000 and, as of December 31, 2013, the amount outstanding under the Note Purchase Agreement was $20,000,000.

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

On April 3, 2014, the Company and Apollo amended the Note Purchase Agreement, increasing the amount of the total facility to $30,000,000, extending the term by one year and reducing the interest rate from Libor plus 15% to Libor plus 11%. During the nine months ended September 30, 2014, we drew down $5,000,000 of additional funds and, as of December 31, 2014, the amount outstanding under the Note Purchase Agreement was $25,000,000.

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

In the year ended December 31, 2014, we drew down $5,000,000 and, as of December 31, 2014, the amount outstanding under the Note Purchase Agreement was $25,000,000.

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

In connection with the Note Purchase Agreement and certain capital leases, the Company recognized $4,468,568 of interest expense, of which $3,549,086 was cash interest expense, for the year ended December 31, 2014. In connection with the Note Purchase Agreement, Secured Promissory Note and certain terms of the Partition Agreement with Slawson, the Company recognized $4,566,246 of interest expense, of which $2,999,838 was cash interest expense, for the year ended December 31, 2013.

7. DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into certain derivative financial instruments with respect to a portion of its oil and gas production. These instruments are used to manage the inherent uncertainty of future revenues due to commodity price volatility and currently include only costless price collars. The Company does not intend to hold or issue derivative financial instruments for speculative trading purposes and has elected not to designate any of its derivative instruments for hedge accounting treatment.

As of December 31, 2014, the Company had the following open oil derivative positions. These oil derivatives settle against the average of the daily settlement prices for the WTI first traded contract month on the New York Mercantile Exchange (“NYMEX”) for each successive day of the calculation period.

Price Collars
	Monthly	Weighted Average	Weighted Average
	Volume	Floor Price	Ceiling Price
Period	(BBLs/m)	($/BBL)	($/BBL)
Q1 - Q2, 2015	6,000	$80.00	$93.50

As of December 31, 2014, the Company had the following open natural gas derivative positions. These natural gas derivatives settle against the NYMEX Penultimate for the calculation period.

Price Collars
	Monthly	Weighted Average	Weighted Average
	Volume	Floor Price	Ceiling Price
Period	(Btu/m)	($/Btu)	($/Btu)
Q1 - Q2, 2015	10,000	$3.75	$4.40

Cash settlements and unrealized gains and losses on fair value changes associated with the Company’s commodity derivatives are presented in the “Oil and gas derivatives’ caption in the accompanying consolidated statements of earnings.

The following table sets forth the cash settlements and unrealized gains and losses on fair value changes for commodity derivatives for the years ended December 31, 2014 and 2013.

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Cash settlements to (by) Company	$(220,317)	$(138,236)
Unrealized gains (losses) on commodity derivatives	1,474,307	(357,567)
Gain (loss) on oil and gas derivatives	$1,253,990	$(495,803)

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

The Company is not aware of any environmental claims existing as of December 31, 2014, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s property.

RENTALS AND OPERATING LEASES

In February 2011, the Company entered into a 36 month lease for its corporate offices in San Diego. In February 2014 the Company amended this lease to extend the term for an additional three years through February 2017. In February 2012, the Company entered into a 24 month lease for a vehicle to be utilized by its operations in Oklahoma. In December 2013, the Company entered into a three year lease for office space in Oklahoma City, and also entered into certain equipment leases for furniture and office equipment at that location.

Rental expense totaled $163,401 and $58,147 in 2014 and 2013, respectively.

Future minimum commitments under operating leases are as follows as of December 31, 2014:

Year	Amount
2015	184,810
2016	186,098
2017	29,862
$400,770

CAPITAL LEASES

The Company entered into a lease for certain office furniture and equipment in the first quarter of 2014. The term of the lease is three years and as the lease essentially transfers the risks of ownership it is being accounted for as a capital lease.

Leased property under capital leases at December 31, 2014 includes:

Capital Leases	December 31, 2014
Furniture and equipment	$127,436
less: accumulated depreciation	(21,240)
$106,196

Total depreciation expense under capital leases was $21,240 for the year ended December 31, 2014 and as of that date the future minimum lease payments under capital leases were as follows:

Year	Amount
2015	46,166
2016	42,956
2017	7,158
96,280
Less amount representing interest	(447)
Present value of minimum lease payments	$95,833

Current maturities	$45,698
Non-current maturities	50,135
$95,833

LEGAL PROCEEDINGS

The Company has initiated litigation against Stephen’s with respect to their right to operate 22 wells in which we have a working interest as we contend that we should be the operator. The Company is not a party to any other litigation that has arisen in the normal course of its business or that of its subsidiaries.

SALE OF CIMARRONA LLC

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

9. DILUTIVE SECURITIES

As of December 31, 2014 and 2013, the Company had outstanding dilutive securities, consisting of warrants and options. Changes in warrants and options outstanding are as follows:

Warrants

		Weighted Average	Average Remaining
	Shares	Exercise Price	Contractual Life
Balance December 31, 2012	3,171,843	$0.45	2.72 years
Exercised	(350,000)	$0.01
Expired	(1,125,000)	$1.25
Balance December 31, 2013	1,696,843	$0.01	3.35 years
Granted	5,190,713	$1.44
Exercised	(200,000)	$0.01
Balance December 31, 2014	6,687,556	$1.12	3.16 years

The intrinsic value of these warrants as of December 31, 2014 was $523,969. The intrinsic value of warrants exercised during 2014 was $226,000. The weighted average grant date fair value for warrants issued in 2014 was $1.03.

Options

In June 2007, we implemented the 2007 Osage Exploration and Development, Inc. Equity-Based Compensation Plan (the “Plan”) which allows the reservation of 5,000,000 shares under the Plan. Under this Plan, securities issued may include options, stock appreciation rights (“SARs”) and restricted stock. The first grants under this plan took place in 2014, and are presented below.

		Weighted Average	Average Remaining
	Shares	Exercise Price	Contractual Life
Balance December 31, 2013	-	$-	n/a
Granted	800,000	$0.91
Balance December 31, 2014	800,000	$0.91	9.51 years

Exercisable at December 31,2014	800,000	$0.91	9.51 years

These options had no intrinsic value as of December 31, 2014. The weighted average grant date fair value of these options was $1.00.

On June 5, 2014 we issued a total of 600,000 non-qualified stock options to two employees and a consultant, exercisable at $0.8925 per share, with a Black-Scholes value of $629,714 and an expiration date of June 4, 2024. Variables used in the valuation include (1) discount rate of 0.85%, (2) expected life of 5 years for employees and 10 years for the consultant, (3) expected volatility of 220.0% and 219.0% for employees and consultant, respectively, and (4) zero expected dividends. These options were fully vested as of the grant date.

On September 8, 2014 we issued a total of 200,000 non-qualified stock options to a consultant, exercisable at $0.96 per share, with a Black- Scholes value of $173,906 and an expiration date of September 8, 2024. Variables used in the valuation include (1) discount rate of 0.85%, (2) expected life of 10 years, (3) expected volatility of 219.0%, and (4) zero expected dividends. These options were fully vested as of the grant date.

All stock based compensation is reflected in general and administrative expenses in the consolidated financial statements for 2014 and 2013.

Definitions

Expected Dividends—The Company has never declared or paid dividends on common stock and has no plans to do so.

Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated or is expected to fluctuate during a period. The Company considered the historical volatility of its share price and business and economic considerations in order to estimate the expected volatility.

Discount Rate—This is the U.S. Treasury rate for the day of each option grant having a term that most closely resembles the expected life of the option.

Expected Life—This is the period of time that the options granted are expected to remain unexercised. Options granted during the year have a maximum contractual term of ten years. The Company estimates the expected life of the option term based on the simplified method as defined in Staff Accounting Bulletin 110. For non-employee options granted, this is the remaining contractual term of the option as of the reporting date.

10. INCOME TAXES

The total provision for income taxes consists of the following in 2014 and 2013:

	Year Ended December 31,
	2014	2013
Current Taxes:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-

Deferred Taxes:
Federal	(9,933,029)	646,907
State	(922,353)	60,070
Foreign		-

Valuation Allowance	10,855,382	(706,977)
	-	-
Totals	$-	$-

Following is a reconciliation of the Federal statutory rate to the effective income tax rate for 2014 and 2013:

	2014	2013
Computed tax provision at statutory Federal rates	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State taxes, net of Federal income tax benefit	3.25%	3.25%
Nondeductible and other expenses	-0.01%	-4.33%
Federal and State true ups	0.0%	0.0%
Other adjustments	-6.78%	-15.52%
Valuation Allowance	-31.46%	-18.4%
	0.0%	0.0%

At December 31, 2014, the Company had federal and state net operating loss carry forwards of approximately $11.8 million which expire at various dates through 2032.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of Osage’s deferred tax assets and liabilities are as follows at December 31, 2014 and December 31, 2013:

F-20

	2014	2013
Deferred tax liability:

Net operating loss carry forward	$4,528,527	$3,807,000
Oil and gas properties	25,630,977	-
Stock based compensation	1,653,650	-
Other	242,141	879,000
Oil and gas properties	(20,201,526)	(4,501,000)
Deferred financing costs	(813,341)	-
Valuation allowance	(11,040,428)	(185,000)
Net deferred tax liability	$-	$-

The non-current portions of the deferred tax asset and the deferred tax liability accounts offset each other in the Company’s consolidated balance sheet.

11. MAJOR CUSTOMERS AND VENDORS

During 2014 and 2013, the following customers accounted for all of the Company’s sales from continuing operations:

	Year ended December 31, 2014		Year ended December 31, 2013
	Amount	% of Total	Amount	% of Total
Slawson	$4,117,056	32.5%	$6,421,674	80.0%
Phillips 66	3,954,306	31.2%	-	0.0%
Stephens	2,192,007	17.3%	847,573	10.6%
Devon	1,742,848	13.7%	738,178	9.2%
Energy Financial	375,140	3.0%	-	0.0%
Other	297,159	2.3%	21,663	0.3%
Total	$12,678,516	100.0%	$8,029,088	100.0%

During 2014, we purchased products or services of $9,667,450 from Weatherford US, LP and $6,105,859 from Nabors Drilling, LP, representing 17.5% and 11.1% of total purchases, respectively. In 2013, no vendor represented more than 10% of purchases.

12. LIABILITY FOR ASSET RETIREMENT OBLIGATIONS

The Company recognizes a liability at discounted fair value for the future retirement of tangible long-lived assets and associated assets retirement cost associated with the petroleum and natural gas properties. The fair value of the liability is capitalized as part of the cost of the related asset and amortized to expense over its useful life. The liability accretes until the date of expected settlement of the retirement obligations. The related accretion expense is recognized in the statement of operations. The provision will be revised for the effect of any changes to timing related to cash flow or undiscounted abandonment costs. Actual expenditures incurred for the purpose of site reclamation are charged to the asset retirement obligations to the extent that the liability exists on the balance sheet. Differences between the actual costs incurred and the fair value of the liability recorded are recognized in income in the period the actual costs are incurred. There are no legally restricted assets for the settlement of asset retirement obligations. No income tax is applicable to the asset retirement obligation as of December 31, 2014 and 2013, because the Company records a valuation allowance on deductible temporary differences due to the uncertainty of its realization. A reconciliation of the Company’s asset retirement obligations from the periods presented is as follows:

	Year Ended December 31,
	2014	2013
Beginning balance	$3,886	$19
Incurred during the period	-	-
Reversed during the period	-	-
Additions for new wells	1,500	3,639
Accretion expense	895	228
Ending balance	$6,281	$3,886

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

The following table sets forth the results of operations for the discontinued operations for the periods presented:

	Year Ended December 31,
	2014	2013
Revenues
Oil revenues	$-	$1,458,616
Pipeline revenues	-	1,828,256
Total revenues	-	3,286,872

Operating costs and expenses
Operating expenses	-	1,007,987
Depreciation, depletion and accretion	-	124,193
Equity tax	-	(435,988)
General and administrative	-	72,756
Total operating costs and expenses	-	768,948

Operating income	-	2,517,924

Other income (expenses):
Interest income	-	103
Interest expense	-	(21,486)
Income before income taxes	-	2,496,541
Provision for income taxes	-	-

Net income	$-	$2,496,541

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

14. SUBSEQUENT EVENTS

None.

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

Pinnacle prepared reserve estimates for the year end reports for 2014 and 2013 for our continuing operations in Logan County, Oklahoma. For wells on production with sufficient historical data, remaining reserves were determined by decline curve analysis. For wells with limited production or pressure data history and those with definable reserves using offset well and reservoir parameters, remaining reserves were estimated based on analogy well and test data and other available geological and engineering information.

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

The aggregate amount of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, amortization and valuation allowances as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Proved properties	$60,168,713	$25,551,336
Unproved properties being amortized
Unproved properties not being amortized	1,942,045	1,784,465
Capitalized asset retirement costs	5,158	3,659
Accumulated depreciation, amortization and impairment	(39,154,487)	(2,606,243)
	$22,961,429	$24,733,217

Estimated quantities of proved developed and undeveloped reserves of crude oil, natural gas and natural gas liquids, as well as changes in proved developed and undeveloped reserves for our continuing operations during the past two years are indicated below.

	Oil (BBLS)		Gas (MMCF)		Natural Gas Liquids (BBLs)
	2014	2013	2014	2013	2014	2013
Proved developed and undeveloped reserves:
Beginning of year	1,508,000	364,000	6,365	1,499	43,000	-
Revisions of previous estimates	-	-		-	-	-
Improved recovery	-	-		-	-	-
Purchases of Minerals in place	-	-		-	-	-
Extensions and discoveries	1,579,278	1,220,409	3,028	5,016	1,488,756	46,507
Production	(124,278)	(76,409)	(367)	(150)	(27,756)	(3,507)
Sales of minerals in place	-	-	-	-	-	-
End of year	2,963,000	1,508,000	9,026	6,365	1,504,000	43,000

Proved developed reserves:
Beginning of year	460,000	195,000	2,005	803	33,000	-
End of year	678,000	460,000	2,485	2,005	414,000	33,000

Proved undeveloped reserves:
Beginning of year	1,048,000	169,000	4,360	696	10,000	-
End of year	2,285,000	1,048,000	6,541	4,360	1,090,000	10,000

All changes in estimated proved developed and proved undeveloped reserves during 2014 and 2013 were as a result of extensions and discoveries.

In December 2011, the Company commenced drilling its first well in Logan County and at December 31, 2014 the Company had commenced drilling 58 gross development wells, 54 of which achieved production and revenues as of December 31, 2014 and two of which were gross dry development wells. During 2014, we participated in drilling 14 gross productive development wells (2.7 net wells), two gross dry development wells (1.8 net wells) and two gross development wells (0.4 net wells) which had not yet achieved production and revenues as of December 31, 2014. During 2013, we participated in the drilling of 35 gross productive wells (6.1 net wells) and 2 gross wells (0.3 net wells) which had not yet achieved production and revenues as of December 31, 2013. During 2012, we participated in the drilling of 5 gross productive wells (1.1 net wells) and 3 gross wells (0.6 net wells) which had not yet achieved production as of December 31, 2012. Also as of December 31, 2014, the Company had completed six gross salt water disposal wells.

The foregoing estimates have been prepared by Pinnacle for the Logan County, Oklahoma property. The reserve estimates are believed to be reasonable and consistent with presently known physical data concerning size and character of the reservoirs and are subject to change as additional knowledge concerning the reservoirs becomes available.

Depletion, depreciation and accretion per equivalent unit of production was $31.56 and $22.00 for 2014 and 2013, respectively.

FASB ASC Topic 932, “Disclosure About Oil and Gas Producing Activities”, requires certain disclosures of the costs and results of exploration and production activities and established a standardized measure of oil and gas reserves and the year-to-year changes therein.

Cost incurred, both capitalized and expensed, for oil and gas property acquisition, exploration and development for the years ended December 31, 2014 and 2013 were are follows:

F-24

	2014	2013
Property acquisition costs	$1,506,755	$1,278,408
Exploration costs	-	-
Development costs	35,698,314	16,613,524
Asset retirement costs	-	-

Future cash inflows were computed by applying the average prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) and using the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming the continuation of existing economic conditions.

The average prices used in the reserve estimate for oil were $94.99 per BBL in 2014 and $96.94 per BBL in 2013. For natural gas, the average prices used in the reserve estimate were $4.35 per Mcf in 2014 and $3.67 per Mcf in 2013.

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

The following table presents the standardized measure of discounted estimated net cash flows relating to proved oil and gas reserves for 2014 and 2013.

	2014	2013
Future cash inflows	$342,004,710	$176,035,000
Future production costs	(90,841,910)	(47,088,610)
Future development costs	(81,090,570)	(35,500,100)
Future abandonment costs	(676,200)	(451,200)
Future income tax expenses	(67,758,412)	(37,198,036)

Future net cash flow	101,637,618	55,797,054
10% annual discount for estimated timing of cash flows	(52,246,511)	(29,219,748)
Standardized measure of discounted future net cash flow	$49,391,107	$26,577,306

The principal changes in the standardized measure of discounted future net cash flows during 2014 and 2013 were as follows:

	2014	2013
Extensions	-	-
Revisions of previous estimates
Price changes	$(2,425,938)	$182,220
Quantity Changes	155,123,408	105,407,911
Changes in production rates, timing and other	(86,304,124)	(54,058,997)
Development costs incurred	-	-
Changes in estimated future development costs	(21,715,696)	(17,009,887)
Purchase of minerals in place	-	-
Sales of minerals in place	-	-
Sales of oil and gas, net of production costs	(10,743,149)	(6,481,139)
Accretion of discount	4,088,500	1,481,896
Net change in income taxes	(15,209,200)	(11,808,801)
Net increase/(decrease)	$22,813,801	$17,713,203

