Form 10-Q
period 2015-03-31
OSAGE EXPLORATION & DEVELOPMENT, INC.
filed 2015-05-15
CIK 1405686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Yes [  ] No [X]

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of May 11, 2015 was 58,284,948.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

BALANCE SHEETS

As of March 31, 2015 (unaudited) and December 31, 2014

	March 31, 2015	December 31, 2014
ASSETS

Current assets:
Cash and equivalents	$2,428,569	$5,054,735
Accounts receivable	2,059,540	3,595,555
Unrealized gains on oil and gas derivatives	770,833	1,116,740
Prepaid expenses and other current assets	66,275	120,390
Deferred financing costs	819,142	1,009,642
Total current assets	6,144,359	10,897,062

Property and equipment, at cost:
Oil & gas properties and equipment (successful efforts method)	62,575,262	62,115,916
Other property & equipment	267,558	260,526
	62,842,820	62,376,442
Less: accumulated depletion, impairment, depreciation and amortization	(40,295,096)	(39,270,342)
	22,547,724	23,106,100

Restricted cash	893,357	896,367

Total assets	$29,585,440	$34,899,529

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$11,068,867	$16,949,047
Joint interest liabilities	1,936,213	2,313,801
Revenues and royalties payable	3,874,152	1,761,634
Accrued expenses	351,341	1,039,945
Capital lease liability, current portion	42,503	45,698
Notes payable	25,000,000	25,000,000
Total current liabilities	42,273,076	47,110,125

Unrealized losses on oil and gas derivatives, net of current portion		-
Capital lease liability, net of current portion	39,221	50,135
Liability for asset retirement obligations	6,586	6,281
Total liabilities	42,318,883	47,166,541

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issued and outstanding as of March 31, 2015 or December 31, 2014	-	-
Common stock, $0.0001 par value, 190,000,000 shares authorized; 58,284,948 and 58,098,014 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	5,828	5,809
Additional paid-in capital	26,842,382	26,551,541
Stock purchase notes receivable	(95,000)	(95,000)
Accumulated deficit	(39,486,653)	(38,729,362)
Total stockholders’ equity (deficit)	(12,733,443)	(12,267,012)
Total liabilities and stockholders’ equity (deficit)	$29,585,440	$34,899,529

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months ended March 31, 2015 and 2014 (unaudited)

	Quarter Ended March 31,
	2015	2014

Operating revenues
Oil revenues	$2,463,828	$2,132,817
Natural gas and natural gas liquids revenues	446,452	504,598
Total operating revenues	2,910,280	2,637,415

Operating costs and expenses
Operating costs	704,922	473,142
General and administrative expenses	1,195,879	843,952
Depreciation, depletion and accretion	1,025,059	999,899
Write off of expired mineral rights leases	141,348	-
Gain on sale of land interests	(197,905)	(70,314)
Total operating costs and expenses	2,869,303	2,246,679

Operating income	40,977	390,736

Other income (expenses):
Interest income	1,298	424
Interest expense	(1,003,213)	(1,210,560)
Gain (loss) on oil and gas derivatives	203,647	(115,727)
Loss before income taxes	(757,291)	(935,127)
Provision for income taxes	-	-
Net loss	(757,291)	(935,127)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average number of common share and common share equivalents used to compute basic and diluted loss per share	58,218,483	51,602,380

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months ended March 31, 2015 and 2014 (unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(757,291)	(935,127)
Adjustments to reconcile net loss to net cash
provided by operating activites:
Stock based compensation	290,860	109,000
Amortization of deferred financing costs	190,500	347,983
Gain on sale of land interests	(197,905)	(70,314)
Write off of expired mineral rights leases	141,348	-
Accretion of asset retirement obligation	305	200
Provision for depletion, depreciation and amortization	1,024,754	999,699
Unrealised loss on oil and gas derivatives	345,907	68,058
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,536,015	388,618
Decrease in prepaid expenses and other current assets	54,115	537,315
(Decrease) increase in accounts payable and accrued expenses	(7,509,505)	1,854,500
(Decrease) increase in joint interest billing account	(377,588)	355,894
Increase in revenue and royalties payable	2,112,518	-
Net cash (used in) provided by operating activities	(3,145,967)	3,655,826

Cash flows from investing activities:
Investments in oil & gas properties	(231,250)	(3,955,953)
Investments in non-oil & gas properties	(7,032)	(41,044)
Decrease in restricted cash	3,010	16
Net proceeds from sale of land interests	769,182	104,261
Net cash provided by (used in) investing activities	533,910	(3,892,720)

Cash flows from financing activities:
Net proceeds from offering of securities	-	6,066,201
Principal payments on capital leases	(14,109)	(3,502)
Proceeds from exercise of warrants	-	2,000
Net cash (used) provided by financing activities	(14,109)	6,064,699

Net (decrease) increase in cash and equivalents	(2,626,166)	5,827,805

Cash and equivalents - beginning of period	5,054,735	2,782,643

Cash and equivalents - end of period	$2,428,569	$8,610,448

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payment for interest	$812,713	$862,577

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Increase in asset retirement obligation	$-	$39
Oil & gas additions in accounts payable	$940,721	$-
Purchase of furniture and fixtures through capital lease	$-	$127,435
Cashless exercise of warrants	$19	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014 (unaudited)

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

Osage prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of Regulation S-K. These financial statements should be read together with the financial statements and notes in the Company’s 2014 Form 10-K filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP were condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company has an accumulated deficit of $39,486,653 and a working capital deficit of $36,128,717 as of March 31, 2015. As of March 31, 2015, as a result of production delays and a general decline in prevailing oil prices, the Company was not able to operate profitably and was not in compliance with certain covenants under the senior secured note purchase agreement. (see Note 5 - Debt). Without additional financing, the Company may not be able to fully implement its operating plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On April 27, 2012, we entered into a $10,000,000 senior secured note purchase agreement with Apollo Investment Corporation. On April 5, 2013 we amended this agreement, increasing the facility to $20,000,000. On April 3, 2014, the Company and Apollo amended the Note Purchase Agreement, increasing the amount of the total facility to $30,000,000, extending the term by one year and reducing the interest rate from Libor plus 15% to Libor plus 11%. During the year ended December 31, 2014, we drew down $5,000,000 of additional funds and, as of December 31, 2014 and March 31, 2015, the amount outstanding under the senior secured note purchase agreement was $25,000,000.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management used significant estimates in determining the carrying value of its oil and gas producing assets and the associated impairment, depreciation and depletion expense related to sales volumes. The significant estimates included the use of proved oil and gas reserve volumes and the related present value of estimated future net revenues there-from.

Reclassifications

Certain amounts included in the prior year financial statements have been reclassified to conform to the current year’s presentation. These reclassifications have no effect on the reported results in 2015 or 2014.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes are credit-worthy financial institutions. However, the Company’s cash balances have exceeded the FDIC insured levels at various times during the three months ended March 31, 2015 and 2014. The Company maintains cash accounts only at large, high quality financial institutions and believes the credit risk associated with cash held in banks exceeding the FDIC insured levels is remote. The Company generated substantially all of its revenues from seven customers and four customers in the three months ended March 31, 2015 and March 31, 2014, respectively.

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

Deferred financing costs net of accumulated amortization at March 31, 2015 were $819,142. Amortization of deferred financing costs was $190,500 for the three months ended March 31, 2015, and $347,983 for the three months ended March 31, 2014.

Restricted Cash

In connection with the Apollo Note Purchase Agreement, as amended (see Note 5), the Company has classified $812,500, representing three months interest, as restricted cash as of March 31, 2015 and December 31, 2014, respectively. The Company has also pledged $80,857 for certain bonds and sureties at March 31, 2015. Restricted cash at March 31, 2015 was $893,357, compared to $896,367 at December 31, 2014.

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

Net Loss Per Share

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 “Earnings Per Share,” the Company’s basic net loss per share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share of common stock is computed by dividing the net loss using the weighted-average number of common shares including potential dilutive common shares outstanding during the period. Potential common shares are excluded from the computation of diluted net loss per share if anti-dilutive.

The following table shows the computation of basic and diluted net loss per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net loss	$(757,291)	$(935,127)

Basic and diluted net loss per share	$(0.01)	$(0.02)

Basic and diluted weighted average shares outstanding	58,218,483	51,602,380

Potential common shares consisted of 8,394,179 and 4,531,392 warrants and options to purchase common stock at March 31, 2015 and 2014, respectively. All of these warrants and options were excluded from the computations for the three months March 31, 2015 and 2014, as their effect would have been anti-dilutive.

Impairment of Long-Lived Assets

The Company follows the guidance provided under FASB ASC Topic 360 (“ASC 360”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. During the three months ended March 31, 2015 and 2014, the Company did not record impairment charges related to its long-lived assets.

Fair Value of Financial Instruments

As of March 31, 2015 and December 31, 2014, the fair value of cash, accounts receivable, short term debt and accounts payable approximate carrying values because of the short-term maturity of these instruments.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

As of March 31, 2015 and December 31, 2014, the Company identified certain derivative financial instruments which required disclosure at fair value on the balance sheet.

The following table presents information for those assets and liabilities requiring disclosure at fair value as of March 31, 2015 and December 31, 2014:

		Total	Fair Value Measurements Using:
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
March 31, 2015 assets (liabilities):
Commodity derivative asset	770,833	770,833	-	770,833	-
December 31, 2014 assets (liabilities):
Commodity derivative asset	1,116,740	1,116,740	-	1,116,740	-

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

Assets and Liabilities Measured on a Non-Recurring Basis

The Company utilizes fair value on a non-recurring basis to perform impairment tests on its oil and gas properties when required. During the year ended December 31, 2014, the Company recognized impairment on proved oil and gas properties of $29,858,178. These proved oil and gas properties are located in the Logan County Field in Oklahoma and the fair value evaluation was performed on a field basis. The factors used to determine fair value are subject to our judgment and expertise and include, but are not limited to, recent actual or proposed sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected and would generally be classified within Level 3.

Carrying
	Amount	Total	Fair Value Measurements Using:
	(before	Fair	Level 1	Level 2	Level 3
	impairment)	Value	Inputs	Inputs	Inputs
December 31, 2014 assets (liabilities):
Proved oil and gas properties, net book value	50,872,404	21,014,226	-	-	21,014,226

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The ASU will supersede most of the existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which it expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires disclosures sufficient to enable users to understand an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In April 2015, the FASB proposed a one-year deferral of the effective date of the new standard. If approved, the new standard will be effective for the Company in fiscal 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The standard will become effective for the Company beginning January 1, 2016. The implementation of this standard is not expected to have a significant impact on our consolidated financial statements.

3. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following:

	March 31, 2015	December 31, 2014

Properties subject to amortization	$60,609,983	$60,168,713
Properties not subject to amortization	1,960,121	1,942,045
Capitalized asset retirement costs	5,158	5,158
Accumulated impairment, depreciation and depletion	(40,169,572)	(39,154,487)

Oil & Gas Properties, Net	$22,405,690	$22,961,429

Depreciation and depletion expense for oil and gas properties totaled $1,015,085 and $992,952 in the three months ended March 31, 2015 and 2014, respectively.

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

As a result of the Partition Agreement, Osage has become the project operator on much of its acreage in the Nemaha Ridge Project. As of March 31, 2015, Osage operated or has the right to operate approximately 4,876 net acres (7,601 gross), and remains joint-venture or potential joint-venture partners with others in approximately 4,854 net acres (31,754 gross).

In 2011, we also began to acquire leases in Coal County, Oklahoma, targeting the Woodford Shale formation. The Woodford Shale formation is located mainly in southeastern Oklahoma in the Arkoma Basin. The Woodford shale lies directly under the Mississippian and started as a vertical play, but horizontal drilling techniques and multi-stage fracturing technology have been used in the Woodford in recent years with much success. At March 31, 2015, we had 3,037 net (7,502 gross) acres leased in Coal County.

In 2011, the Company began to acquire leases in Pawnee County, Oklahoma, targeting the Mississippian formation. In July 2011, we purchased from B&W Exploration, Inc. (“B&W”) the Pawnee County prospect targeting the Mississippian, for $8,500. In addition, B&W is also entitled to an overriding royalty interest on the leases acquired and a 12.5% carry on the first $200,000 of lease bonus paid in the form of an assignment of 12.5% of the leases acquired. Subsequently, B&W shall have an option to purchase a 12.5% share of leasehold acquired on a heads-up basis. As of March 31, 2015, the Company had 2,886 net acres (3,784 gross) leased in Pawnee County.

At March 31, 2015, we have leased 15,653 net (50,641 gross) acres across three counties in Oklahoma as follows:

	Gross	Osage Net
Logan - non-operated	31,754	4,854
Logan - Osage	7,601	4,876
Coal	7,502	3,037
Pawnee	3,784	2,886
	50,641	15,653

4. SEGMENT AND GEOGRAPHICAL INFORMATION

At March 31, 2015 and December 31, 2014, the Company’s operations comprised one segment in one geographic region.

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

On April 3, 2014, the Company and Apollo amended the Note Purchase Agreement, increasing the amount of the total facility to $30,000,000, extending the term by one year and reducing the interest rate from Libor plus 15% to Libor plus 11%. In the year ended December 31, 2014, we drew down $5,000,000 and, as of March 31, 2015 and December 31, 2014, the amount outstanding under the Note Purchase Agreement was $25,000,000.

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

The Company was not in compliance with certain covenants under the Note Purchase Agreement as of March 31, 2015 and December 31, 2014, due to production delays and a general decline in prevailing oil prices. Accordingly, the Company has classified borrowings under the Note Purchase Agreement as short term in the accompanying consolidated balance sheets.

Use of proceeds is limited to those purposes specified in the Note Purchase Agreement. The Notes are subject to mandatory prepayment in the event of certain asset sales, insurance or condemnation proceeds, issuance of indebtedness, extraordinary receipts and tax refunds. All terms are as defined in the Note Purchase Agreement.

In connection with the Note Purchase Agreement and certain capital leases, the Company recognized $1,003,213 of interest expense, of which $812,713 was cash interest expense, for the three months ended March 31, 2015 and $1,210,560 of interest expense, of which $862,577 was cash interest expense, for the three months ended March 31, 2014.

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

As of March 31, 2015, the Company had the following open oil derivative positions. These oil derivatives settle against the average of the daily settlement prices for the WTI first traded contract month on the New York Mercantile Exchange (“NYMEX”) for each successive day of the calculation period.

Price Collars
	Monthly	Weighted Average	Weighted Average
	Volume	Floor Price	Ceiling Price
Period	(BBLs/m)	($/BBL)	($/BBL)

Q2, 2015	6,000	$80.00	$93.50

As of March 31, 2015, the Company had the following open natural gas derivative positions. These natural gas derivatives settle against the NYMEX Penultimate for the calculation period.

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

The following table sets forth the cash settlements and unrealized gains and losses on fair value changes for commodity derivatives for the three months ended March 31, 2015 and 2014.

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

Cash settlements to (by) Company	$549,554	$(47,669)
Unrealized losses on commodity derivatives	(345,907)	(68,058)

Gain (loss) on oil and gas derivatives	$203,647	$(115,727)

On October 15, 2013, the Company entered into an Intercreditor Agreement with Apollo and BP Energy Company to provide collateral for its oil and gas derivative financial instruments. BP Energy Corporation North America simultaneously provided a Guarantee for $25 million as collateral for BP Energy Company’s obligations to the Company.

7. COMMITMENTS AND CONTINGENCIES

Environment

Osage, as owner and operator of oil and gas properties, is subject to various Federal, State, and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the owner of real property and the lessee under oil and gas leases for the cost of pollution clean-up resulting from operations, subject the owner/lessee to liability for pollution damages and impose restrictions on the injection of liquids into subsurface strata. Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasing stringent regulations could require the Company to make additional unforeseen environmental expenditures. The Company maintains insurance coverage it believes is customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of March 31, 2015, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s property.

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

Rental expense totaled $44,163 and $30,939 in the three months ended March 31, 2015 and 2014, respectively.

Future minimum commitments under operating leases are as follows as of March 31, 2015:

Year	Amount

2015 (April - December)	138,764
2016	186,314
2017	29,862
$354,940

Capital leases

The Company entered into a lease for certain office furniture and equipment in the first quarter of 2014. The term of the lease is three years and as the lease essentially transfer the risks of ownership it is being accounted for as a capital lease.

Leased property under capital leases at March 31, 2015 includes:

March 31, 2015

Furniture and equipment	$127,436
less: accumulated depreciation	(27,612)
$99,824

Total depreciation expense under capital leases was $6,372 and $2,124 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the future minimum lease payments under capital leases were as follows:

Year	Amount

2015 (April - December)	32,217
2016	42,956
2017	7,158
82,331
Less amount representing interest	(607)
Present value of minimum lease payments	$81,724

Current maturities	$42,503
Non-current maturities	39,221
$81,724

Legal Proceedings

The Company has initiated litigation against Stephens with respect to their right to operate 22 wells in which we have a working interest as we contend that we should be the operator. The Company is not a party to any other litigation that has arisen in the normal course of its business or that of its subsidiaries.

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

8. MAJOR CUSTOMERS

During the three months ended March 31, 2015 and 2014, the Company had the following customers who accounted for all of its sales:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Amount	% of Total	Amount	% of Total
Phillips 66	$2,058,449	70.7%	$-	0.0%
Slawson	-	0.0%	1,917,664	72.7%
Stephens	453,906	15.6%	171,764	6.5%
Energy Financial	255,685	8.8%	-	0.0%
Devon	119,102	4.1%	543,469	20.6%
Other	23,139	0.8%	4,518	0.2%
Total	$2,910,281	100.0%	$2,637,415	100.0%

In September 2014, Slawson sold its interests in its oil and gas properties in Logan County, Oklahoma to Stephens.

9. LIABILITY FOR ASSET RETIREMENT OBLIGATIONS

The Company recognizes a liability at discounted fair value for the future retirement of tangible long-lived assets and associated assets retirement cost associated with the petroleum and natural gas properties. The fair value of the liability is capitalized as part of the cost of the related asset and amortized to expense over its useful life. The liability accretes until the date of expected settlement of the retirement obligations. The related accretion expense is recognized in the statement of operations. The provision will be revised for the effect of any changes to timing related to cash flow or undiscounted abandonment costs. Actual expenditures incurred for the purpose of site reclamation are charged to the asset retirement obligations (“AROs”) to the extent that the liability exists on the balance sheet. The Company recognizes a liability at discounted fair value for the future retirement of tangible long-lived assets and associated assets retirement cost associated with the petroleum and natural gas properties. The fair value of the liability is capitalized as part of the cost of the related asset and amortized to expense over its useful life. The liability accretes until the date of expected settlement of the retirement obligations. The related accretion expense is recognized in the statements of operations. The provision will be revised for the effect of any changes to timing related to cash flow or undiscounted abandonment costs. Actual expenditures incurred for the purpose of site reclamation are charged to the asset retirement obligations (“AROs”) to the extent that the liability exists on the balance sheet. Differences between the actual costs incurred and the fair value of the liability recorded are recognized in income in the period the actual costs are incurred. There are no legally restricted assets for the settlement of AROs. No income tax is applicable to the ARO as of March 31, 2015 and December 31, 2014, because the Company records a valuation allowance on deductible temporary differences due to the uncertainty of its realization.

A reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2015 is as follows:

Three Months Ended
March 31, 2015
Beginning balance	$6,281
Incurred during the period	-
Reversed during the period	-
Additions for new wells	-
Accretion expense	305
Ending balance	$6,586

10. EQUITY

Common Stock and Options

In February 2015, the Company issued 186,934 shares of common stock to two warrantholders as a result of a cashless exercise of 193,380 warrants to purchase common stock.

In February 2015, the Company issued a total of 1,100,000 non-qualified stock options to employees and consultants, exercisable at $0.26 per share, with a Black-Scholes value of $290,860 and an expiration date of February 3, 2018. Variables used in the valuation include (1) discount rate of 0.85%, (2) expected life of 1.5 years for employees and 3 years for the consultants, (3) expected volatility of 220.0% and 221.0% for employees and consultants, respectively, and (4) zero expected dividends. These options were fully vested as of the grant date.

In February 2014, the Company initiated a private placement, pursuant to Securities Purchase Agreements between Osage and certain purchasers, with aggregate gross proceeds of approximately $6.7 million. The purchase price of each unit, representing one share of common stock and a warrant to purchase 0.4 shares of common stock at $1.80 per share, was $0.90. The warrants have a term of five years. The placement agent received placement fees of 8%, in cash or warrants or a combination thereof at their election. In total, units representing $6,744,000 were sold in 2014, representing 7,493,339 shares of common stock and warrants to purchase 2,997,333 shares of common stock. The placement agent fees related to these units were cash fees of $338,940 and warrants to purchase 193,380 shares of common stock at $0.01 per share. In addition, the Company incurred legal fees of $10,000 with respect to the private placement in 2014.

On January 2, 2014 the Company issued a total of 550,000 shares to three individuals in connection with amended employment and consulting agreements. Stock based compensation had already been expensed for 150,000 shares. The remaining 400,000 shares vested on January 1, 2015, and as of March 31, 2014 were valued at $436,000 based on closing prices of $1.00 for 200,000 shares and $1.18 for 200,000 shares. Stock based compensation on the 400,00 shares was expensed over one year in 2014.

Warrants

In February, 2015, 193,380 warrants were exercised by way of cashless exercise, resulting in the issuance of 186,934 shares of common stock (see above).

During the three months ended March 31, 2014, 200,000 warrants were exercised by a consultant who had previously received the warrants in exchange for services.

Total stock-based compensation expense was $290,860 and $109,000 for the three months ended March 31, 2015 and 2014, respectively. All stock-based compensation expense is included in general and administrative expenses in the accompanying unaudited financial statements.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial conditions or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

On October 7, 2013, the Company completed the sale of 100% of the membership interests in Cimarrona LLC to Raven Pipeline Company, LLC (“Raven”), pursuant to a Membership Interest Purchase Agreement (the “Agreement”) dated September 30, 2013 by and between the Company and Raven. Accordingly, the Company will not recognize any revenues or expenses for Cimarrona LLC from October 1, 2013. The sales price consisted of cash of $6,550,000 exclusive of escrow, less settlement of debt of Cimarrona LLC of approximately $250,000. Pursuant to the Agreement, the Company also recognized a working capital adjustment of $422,955 and recognized a gain on disposal of discontinued operations of $4,873,660, both in the year ended December 31, 2013. On August 31, 2014 the Company and Raven entered into a settlement agreement, due to numerous uncertainties, whereby the escrow was released to Raven and whereby no additional cash is payable by Raven to the Company.

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

As a result of the Partition Agreement, Osage has become the project operator on much of its acreage in the Nemaha Ridge Project. As of March 31, 2015, Osage operated or has the right to operate approximately 4,876 net acres (7,601 gross), and remains joint-venture or potential joint-venture partners with others in approximately 4,854 net acres (31,754 gross).

In 2011, we also began to acquire leases in Coal County, Oklahoma, targeting the Woodford Shale formation. The Woodford Shale formation is located mainly in southeastern Oklahoma in the Arkoma Basin. The Woodford shale lies directly under the Mississippian and started as a vertical play, but horizontal drilling techniques and multi-stage fracturing technology have been used in the Woodford in recent years with much success. At March 31, 2015, we had 3,037 net (7,502 gross) acres leased in Coal County.

In 2011, the Company began to acquire leases in Pawnee County, Oklahoma, targeting the Mississippian formation. In July 2011, we purchased from B&W Exploration, Inc. (“B&W”) the Pawnee County prospect targeting the Mississippian, for $8,500. In addition, B&W is also entitled to an overriding royalty interest on the leases acquired and a 12.5% carry on the first $200,000 of lease bonus paid in the form of an assignment of 12.5% of the leases acquired. Subsequently, B&W shall have an option to purchase a 12.5% share of leasehold acquired on a heads-up basis. As of March 31, 2015, the Company had 2,886 net acres (3,784 gross) leased in Pawnee County.

At March 31, 2015, we have leased 15,653 net (50,641 gross) acres across three counties in Oklahoma as follows:

	Gross	Osage Net
Logan - non-operated	31,754	4,854
Logan - Osage	7,601	4,876
Coal	7,502	3,037
Pawnee	3,784	2,886
	50,641	15,653

The Company has an accumulated deficit of $39,486,653 and a working capital deficit of $36,128,717 as of March 31, 2015. As of March 31, 2015, as a result of production delays and general decline in prevailing oil prices, the Company was not able to operate profitably and was not in compliance with certain covenants under the senior secured Note Purchase Agreement. Without additional financing, the Company may not be able to fully implement its operating plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Substantial portions of the losses are attributable to impairment charges, stock-based compensation, professional fees and interest expense. Negative trends in oil prices since the third quarter of 2014 have impacted our operating margins significantly and led to an impairment of our oil and gas properties as of December 31, 2014.

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

On April 27, 2012, we entered into a $10,000,000 senior secured note purchase agreement with Apollo Investment Corporation. On April 5, 2013 we amended this agreement, increasing the facility to $20,000,000 and on April 3, 2014 we further amended this agreement, increasing the facility to $30,000,000, extending the term of the facility by one year, reducing the interest rate from Libor plus 15% to Libor plus 11% and agreeing to modify the covenants to reflect the transition from participant to operator. On April 7, 2014, we drew down an additional $5 million, bringing total borrowings under the Note Purchase Agreement to $25 million. We are in discussions with respect to new covenants to reflect becoming an operator of our own wells and with respect to negative trends in oil prices which have diminished Apollo Investment Corporation’s security interest in our reserves. Existing covenants, some of which we are not in compliance with, remain in effect until the new covenants are agreed upon. Because we are not in compliance with certain existing covenants, we have classified the Note Purchase Agreement obligations as current in the accompanying financial statements. There is no assurance that new terms will be agreed to.

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

Results of Operations

Three Months ended March 31, 2015 compared to Three Months ended March 31, 2014

Our total revenues for the three months ended March 31, 2015 and 2014 comprised the following:

	2015		2014		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues
Oil sales	$2,463,828	84.7%	$2,132,817	80.9%	$331,011	15.5%
Natural gas and natural gas liquid sales	446,452	15.3%	504,598	19.1%	(58,146)	-11.5%
Total revenues	$2,910,280	100.0%	$2,637,415	100.0%	$272,865	10.3%

Oil Sales

Oil sales were $2,463,828, in the three months ended March 31, 2015, an increase of $331,011, or 15.5%, compared to $2,132,817 in the prior year comparable period. The increase in oil sales is due to additional wells in production in Logan County, Oklahoma, significantly offset by a reduction in the price achieved. We sold 52,113 barrels (“BBLs”) in 2015 at an average gross price of $47.28 per BBL, compared to 21,427 BBLs at an average price of $97.16 in the 2014 period.

Natural Gas and Natural Gas Liquids Sales

Natural gas and natural gas liquids sales were $446,452 for the quarter ended March 31, 2015 compared to $504,598 in the prior year comparable period, a decrease of $58,146 or 11.5%. All of our natural gas sales are from the well production in Logan County, Oklahoma. Natural gas production is measured in a 1,000 cubic foot unit referred to as a “Mcf.” and natural gas liquid production is measured in BBLs. We sold 65,401 Mcf of natural gas at an average price of $2.84 per Mcf in 2015 compared to 76,967 Mcf at $5.31 per Mcf in 2014. The price achieved per BBL for 16,988 BBLs of natural gas liquids in 2015 was $15.31 compared to $29.35 for 1,731 BBLs in 2014.

Total Revenues

Total revenues were $2,910,280, an increase of $272,865, or 10.3% for the three months ended March 31, 2015 compared to $2,637,415 for the prior year comparable period. Oil sales accounted for 84.7% and 80.9% of total revenues in the 2015 and 2014 periods, respectively.

Production

For the three months ended March 31, 2015 and 2014, our production was as follows:

	2015		2014		Increase/(Decrease)
Oil Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	53,467	100.0%	22,330	100.0%	31,137	139.4%

Natural Gas Production:	Net Mcf	% of Total	Net Mcf	% of Total	Mcf	%
United States	67,110	100.0%	77,627	100.0%	(10,517)	-13.5%

Natural Gas Liquid Production:	Net Barrels	% of Total	Net Barrels	% of Total	Barrels	%
United States	17,444	100.0%	1,796	100.0%	15,648	871.3%

Oil production, net of royalties, was 53,467 BBLs, an increase of 31,137 BBLs, or 139.4%, for the quarter ended March 31, 2015 compared to 22,330 BBLs for the prior year comparable period, due to production increases as a result of additional wells.

Natural gas production was 67,110 Mcf, a decrease of 10,517 Mcf, or 13.5%, for the quarter ended March 31, 2015, compared to 77,627 Mcf for the prior year comparable period. Certain natural gas and natural gas liquid production was reported to us by Slawson as natural gas production in 2014 and by Stephens as natural gas liquid production in 2015.

Natural gas liquid production was 17,444 BBLs, an increase of 15,648 BBLs, or 871.3%, for the quarter ended March 31, 2015, compared to 1,796 BBLs for the prior year comparable period.

Operating Costs and Expenses

For the three months ended March 31, 2015 and 2014, our operating expenses were as follows:

	2015		2014		Change
		Percent of		Percent of
	Amount	Sales	Amount	Sales	Amount	Percentage
Operating Expenses
Well operating costs	$704,922	24.2%	$473,142	17.9%	$231,780	49.0%
General & administrative espenses	1,195,879	41.1%	843,952	32.0%	351,927	41.7%
Depreciation, depletion and accretion	1,025,059	35.2%	999,899	37.9%	25,160	2.5%
Write off of expired mineral rights leases	141,348	4.9%	-	-	141,348	n/a
Gain on sale of land interests	(197,905)	-6.8%	(70,314)	-2.7%	(127,591)	181.5%
Total operating expenses	$2,869,303	98.6%	$2,246,679	85.2%	$622,624	27.7%

Operating income	$40,977	1.4%	$390,736	14.8%	$(349,759)	-89.5%

Well Operating Costs

Our operating costs were $704,922 for the three months ended March 31, 2015 compared to $473,142 for the three months ended March 31, 2014, due to an increase in operating costs as a result of having 55 wells in production in Logan County at March 31, 2015. Operating costs as a percentage of total revenues increased to 24.2% in the 2015 period from 17.9% in the 2014 period, due to lower commodity prices, partially offset by lower average production costs. The average production cost per barrel of oil equivalent (“Production Cost/BOE”) for the three months ended March 31, 2015 was $8.55 compared to an average total Production Cost/BOE of $12.77 for the three months ended March 31, 2014.

General and Administrative Expenses

General and administrative expenses were $1,195,879 for the three months ended March 31, 2015, compared to $843,952 for the three months ended March 31, 2014. As a percent of total revenues, general and administrative expenses increased to 41.1% in the 2015 period from 32.0% in the 2014 period. Stock based compensation for the three months ended March 31, 2015 was $290,860, compared to $109,000 in the three months ended March 31, 2014. Excluding stock based compensation, general and administrative expenses were $905,019, or 31.1% of revenues in the three months ended March 31, 2015, compared to $734,952, or 27.9% of revenues in the 2014 period. The increase of $170,067 in other general and administrative expenses was primarily due to increased salary and insurance expenses.

Depreciation, Depletion and Accretion

Depreciation, depletion and accretion were $1,025,059 for the three months ended March 31, 2015 and $999,899 for the three months ended March 31, 2014, an increase of $25,160 or 2.5%. Depletion expense per BOE decreased in the first quarter of 2015 compared to the prior year period, as a result of an impairment charge taken in the fourth quarter of 2014.

Operating Income

Operating income was $40,977 for the three months ended March 31, 2015 compared to an operating income of $390,736 for the three months ended March 31, 2014. The decline in operating income is as a result of the increase in total operating expenses of 27.7% exceeding the 10.3% revenue growth.

Interest Expense

Interest expense was $1,003,213 for the three months ended March 31, 2015 compared to $1,210,560 for the three months ended March 31, 2014, a decrease of $207,347. The decrease in interest expense during the 2015 period was primarily due to a reduction in deferred financing fees as a result of the one year extension in the term of our Note Purchase Agreement and a reduction in our weighted average cost of debt offset by greater amounts outstanding under our credit facilities. In the three months ended March 31, 2015, cash interest expense amounted to $812,713. The remaining non-cash interest expense of $190,500 represented amortization of deferred financing fees. In the three months ended March 31, 2014 cash interest expense amounted to $862,577. The remaining non-cash interest expense of $347,983 consisted of deferred financing fees.

Oil and Gas Derivatives

Oil and gas derivatives reflected an unrealized loss of $345,907 for the three months ended March 31, 2015 as a result of marking open financial derivative instruments to market as of March 31, 2015 and gains realized on financial derivative instruments settled of $549,554 during the three months then ended. For the three months ended March 31, 2014, oil and gas derivatives reflected an unrealized loss of $68,058 as a result of marking open financial derivative instruments to market as of March 31, 2014 and losses realized on financial derivative instruments settled of $47,669 during the three months then ended.

Provision for Income Taxes

Provision for income taxes was zero for the three months ended March 31, 2015 and 2014. Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its U.S. operations for the current period.

Net Loss

Net loss was $757,291 in the three months ended March 31, 2015 compared to a net loss of $935,127 in the prior year comparable period. The decrease in operating income of $349,759, partially offset by the reduction in interest expense of $207,347 and the gain on oil and gas derivatives of $203,647 in the current year period compared to a loss of $115,727 in the prior year period represent the drivers of the $319,184 decrease in net loss.

Net Loss per Share

Basic and diluted net loss per share was $0.01 the three months ended March 31, 2015 compared to a net loss per share of $0.02 in the prior year period.

Liquidity and Capital Resources

Net cash used in operating activities totaled $3,145,967 for the three months ended March 31, 2015, compared to $3,655,826 provided by operations for the three months ended March 31, 2014. The major components of net cash used in operating activities for the three months ended March 31, 2015 included a decrease in accounts payable and accrued expenses of $7,509,505, partially offset by an increase in revenue and royalties payable of $2,112,518, a decrease in accounts receivable of $1,536,015, depletion, depreciation and amortization of $1,024,754, the unrealized loss on oil and gas derivatives of $345,907 and stock based compensation of $290,860. The major components of net cash provided by operating activities for the three months ended March 31, 2014 included non-cash activities which consisted of the provision for depreciation, depletion and amortization of $999,699, amortization of deferred financing costs of $347,983, stock based compensation of $109,000 and unrealized losses on derivative contracts of $68,058. Other significant components included the $1,845,500 increase in accounts payable and accrued expenses due primarily to our Oklahoma operations related to well production along with a reduction in accounts receivable of $388,618.

Net cash provided by investing activities totaled $533,910 for the three months ended March 31, 2015 and consisted primarily of net proceeds from the sale of land interests of $769,182, partially offset by investments in oil and gas properties of $231,250. Net cash used in investing activities totaled $3,892,720 for the three months ended March 31, 2014 and consisted primarily of investments in oil and gas properties of $3,955,953.

Net cash used by financing activities totaled $14,109 for the three months ended March 31, 2015 and consisted entirely of principal repayments on capital leases. Net cash provided by financing activities totaled $6,064,699 for the three months ended March 31, 2014 and consisted primarily of $6,066,201 in net proceeds from a private placement of securities.

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

Effect of Changes in Prices

Changes in prices during the past few years have been a significant factor in the oil and gas (“O&G”) industry. The price received for the oil produced by us fluctuated significantly during the last year. Changes in the price received for our O&G is set by market forces beyond our control as well as governmental intervention. The volatility and uncertainty in O&G prices have made it more difficult for a company like us to increase our O&G asset base and become a significant participant in the O&G industry. We currently sell the majority of our O&G production to Phillips 66, Stephens, Energy Financial and Devon. However, in the event these customers discontinued O&G purchases, we believe we can replace these customers with other customers who would purchase the oil at terms standard in the industry. In our Logan county properties, we sold oil, gas and natural gas liquids at prices ranging from $45.57 to $50.96 per barrel for oil, $2.50 to $3.11 per Mcf for gas and $13.87 to $16.70 per barrel for natural gas liquids in the three months ended March 31, 2015 and at prices ranging from $92.82 to $100.38 per barrel for oil, $3.81 to $6.89 per Mcf for gas and $27.00 to $35.33 per barrel for natural gas liquids in the three months ended March 31, 2014.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a field-by-field basis. As of March 31, 2015 and 2014, our oil and natural gas production operations were conducted in Logan County in the state of Oklahoma. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

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

We review our proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We estimate the expected undiscounted future cash flows of our oil and natural gas properties and compare such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to our judgment and expertise and include, but are not limited to, actual or proposed recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. We recorded an impairment charge of $29,858,178 in the fourth quarter of 2014. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges for proved properties will be recorded.

We assess our unproved properties periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage and record impairment expense for any decline in value.

The assessment of unproved properties to determine any possible impairment requires significant judgment. No impairment was recorded on unproved properties in 2015 or 2014.

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

Item 4. Controls and Procedures

The Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting (“ICFR”) as of March 31, 2015, utilizing a top-down, risk-based approach described in SEC Release No. 34-55929 as suitable for smaller public companies. Based on this assessment, management determined that the Company’s ICFR as of March 31, 2015 is not effective, and that, as of March 31, 2015, there were material weaknesses in our ICFR. The material weaknesses identified during management’s assessment was the lack of independent oversight by an audit committee of independent members of the Board of Directors. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Given the difficulty of finding qualified individuals who are willing to serve as independent directors, there has been no change in the audit committee. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC.

Except as indicated herein, there were no changes in the Company’s ICFR during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We have initiated litigation against Stephens with respect to their right to operate 22 wells in which we have a working interest as we contend that we should be the operator. Neither the Company nor any of its property is a party to, or the subject of, any other material pending legal proceedings other than ordinary, routine litigation incidental to our business.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial conditions or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2015, the Company issued 186,934 shares of common stock as a result of a cashless exercise of 193,380 warrants to purchase common stock.

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

OSAGE EXPLORATION AND DEVELOPMENT, INC. (Registrant)

Date: May 15, 2015	By:	/s/ Kim Bradford
Kim Bradford
President and Chief Executive Officer

Date: May 15, 2015	By:	/s/ Norman Dowling
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