Form 10-Q
period 2015-06-30
OSAGE EXPLORATION & DEVELOPMENT, INC.
filed 2015-08-14
CIK 1405686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes [  ] No [X]

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of August 11, 2015 was 58,284,948.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

BALANCE SHEETS

As of June 30, 2015 (unaudited) and December 31, 2014

	June 30, 2015	December 31, 2014
ASSETS

Current assets:
Cash and equivalents	$577,284	$5,054,735
Accounts receivable	1,440,908	3,595,555
Unrealized gains on oil and gas derivatives	121,026	1,116,740
Prepaid expenses and other current assets	74,820	120,390
Deferred financing costs	628,642	1,009,642
Total current assets	2,842,680	10,897,062

Property and equipment, at cost:
Oil & gas properties and equipment (successful efforts method)	62,221,893	62,115,916
Other property & equipment	267,558	260,526
	62,489,451	62,376,442
Less: accumulated depletion, impairment, depreciation and amortization	(41,145,785)	(39,270,342)
	21,343,666	23,106,100

Restricted cash	893,357	896,367

Total assets	$25,079,703	$34,899,529

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$10,489,188	$16,949,047
Joint interest liabilities	1,894,125	2,313,801
Revenues and royalties payable	1,977,323	1,761,634
Accrued expenses	290,770	1,039,945
Capital lease liability, current portion	42,581	45,698
Notes payable	25,000,000	25,000,000
Total current liabilities	39,693,987	47,110,125

Capital lease liability, net of current portion	28,559	50,135
Liability for asset retirement obligations	6,895	6,281

Total liabilities	39,729,441	47,166,541

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 10,000,000 authorized, none issuedand outstanding as of June 30, 2015 or December 31, 2014	-	-
Common stock, $0.0001 par value, 190,000,000 shares authorized; 58,284,948 and 58,098,014 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	5,828	5,809
Additional paid-in capital	26,842,382	26,551,541
Stock purchase notes receivable	(95,000)	(95,000)
Accumulated deficit	(41,402,948)	(38,729,362)
Total stockholders’ equity (deficit)	(14,649,738)	(12,267,012)

Total liabilities and stockholders’ equity (deficit)	$25,079,703	$34,899,529

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months ended June 30, 2015 and 2014 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Operating revenues
Oil revenues	$1,760,497	$1,895,201	$4,224,325	$4,028,018
Natural gas and natural gas liquids revenues	350,552	583,495	797,004	1,088,093
Total operating revenues	2,111,049	2,478,696	5,021,329	5,116,111

Operating costs and expenses
Well operating costs	511,960	390,699	1,216,882	863,841
General and administrative expenses	891,454	3,643,408	2,087,333	4,487,360
Depreciation, depletion and accretion	850,998	1,346,123	1,876,057	2,346,022
Write off of expired mineral rights leases	562,846	-	704,194	-
Gain on sale of land interests	-	(77,950)	(197,905)	(148,264)

Total operating costs and expenses	2,817,258	5,302,280	5,686,561	7,548,959

Operating loss	(706,209)	(2,823,584)	(665,232)	(2,432,848)

Other income (expenses):
Interest income	305	4,409	1,603	4,833
Interest expense	(1,062,120)	(1,215,579)	(2,065,333)	(2,426,139)
Gain (loss) on oil and gas derivatives	(148,271)	(362,995)	55,376	(478,722)
Loss before income taxes	(1,916,295)	(4,397,749)	(2,673,586)	(5,332,876)
Provision for income taxes	-		-	-
Net loss	(1,916,295)	(4,397,749)	(2,673,586)	(5,332,876)

Basic and diluted loss per share	$(0.03)	$(0.08)	$(0.05)	$(0.10)

Weighted average number of common share and common share equivalents used to compute basic and diluted loss per share	58,284,948	58,033,570	58,241,330	54,817,975

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months ended June 30, 2015 and 2014 (unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(2,673,586)	$(5,332,876)
Adjustments to reconcile net loss to net cash provided by operating activites:
Stock based compensation	290,860	3,032,252
Amortization of deferred financing costs	381,000	538,482
Gain on sale of land interests	(197,905)	(148,264)
Write off of expired mineral rights leases	704,194	13,373
Accretion of asset retirement obligation	614	412
Provision for depletion, depreciation and amortization	1,875,443	2,345,610
Unrealised loss on oil and gas derivatives	995,714	311,480
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,154,647	868,372
Decrease in prepaid expenses and other current assets	45,570	512,605
(Decrease) increase in accounts payable and accrued expenses	(8,089,551)	317,373
(Decrease) increase in joint interest billing account	(419,676)	2,629,212
Increase in revenue and royalties payable	215,689	-
Net cash (used in) provided by operating activities	(4,716,987)	5,088,031

Cash flows from investing activities:
Investments in oil & gas properties	(500,931)	(9,115,107)
Investments in non-oil & gas properties	(7,032)	(45,844)
Decrease in restricted cash	3,010	37,680
Net proceeds from sale of land interests	769,182	339,165
Net cash provided by (used in) investing activities	264,229	(8,784,106)

Cash flows from financing activities:
Net proceeds from offering of securities	-	6,744,000
Proceeds from secured promissory notes	-	5,000,000
Principal payments on capital leases	(24,693)	(14,022)
Payment of placement fees and expenses	-	(437,100)
Payment of deferred financing costs	-	(100,000)
Proceeds from exercise of warrants	-	2,000
Net cash (used) provided by financing activities	(24,693)	11,194,878

Net (decrease) increase in cash and equivalents	(4,477,451)	7,498,803

Cash and equivalents - beginning of period	5,054,735	2,782,643

Cash and equivalents - end of period	$577,284	$10,281,446

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payment for interest	$1,684,333	$1,887,657

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Increase in asset retirement obligation	$-	$243
Oil & gas additions in accounts payable	$880,517	$3,564,888
Cashless exercise of warrants	$19	$-
Purchase of furniture and fixtures through capital leases	$-	$127,435

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OSAGE EXPLORATION AND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and 2014 (unaudited)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company has an accumulated deficit of $41,402,948 and a working capital deficit of $36,851,307, as of June 30, 2015. As of June 30, 2015, as a result of production delays and prevailing oil prices, the Company was not in compliance with certain covenants under the senior secured Note Purchase Agreement. (see Note 5 - Debt). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On April 27, 2012, we entered into a $10,000,000 senior secured Note Purchase Agreement with Apollo Investment Corporation. On April 5, 2013 we amended this agreement, increasing the facility to $20,000,000. On April 3, 2014, the Company and Apollo amended the Note Purchase Agreement, increasing the amount of the total facility to $30,000,000, extending the term by one year and reducing the interest rate from Libor plus 15% to Libor plus 11%. During the year ended December 31, 2014, we drew down $5,000,000 of additional funds and, as of December 31, 2014 and June 30, 2015, the amount outstanding under the senior secured Note Purchase Agreement was $25,000,000.

In early 2014, the Company raised approximately $6.7 million of gross proceeds in a private placement.

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next 12 months and beyond. These steps include (i) seeking potential merger and combination opportunities, (ii) attempting to refinance our current debt with some combination of new debt and equity, and (iii) considering the potential acquisition of oil and gas properties for equity; all in an effort to stabilize the Company and provide an increased base of operating cash flow.

In the event an event of default is declared and continues under the Note Purchase Agreement, the lender can take certain actions, including demanding immediate repayment of all amounts then outstanding or initiating foreclosure proceedings against us. As the Note Purchase Agreement is secured by substantially all of our assets, there is a risk that if the lender were to request the immediate repayment of the amounts outstanding and we did not have, and could not timely raise, funds to repay such obligations, that the lender (or where applicable, its agent) could foreclose on our assets which could cause us to significantly curtail or cease operations. If amounts outstanding under such Note Purchase Agreement were to be accelerated in the event of the occurrence of an event of default under the Note Purchase Agreement or the continuation thereof, our assets might not be sufficient to repay in full that indebtedness and our other indebtedness and we may not be able to raise funds from alternative sources to repay such obligations on favorable terms, on a timely basis, or at all. As such, the value of our securities may decline in value or become worthless in the event our lender accelerates the repayment of our outstanding obligations. Additionally, such defaults may harm our credit rating and our ability to obtain additional financing on acceptable terms.

The Company’s operating plans require additional funds which may take the form of debt or equity financings. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and obtaining additional financing. Our cash flows and results of operations depend to a great extent on the prevailing prices for oil and gas. Prolonged or substantial declines in oil / and/or gas prices may materially and adversely affect our liquidity, the amount of cash flows we have available for our capital expenditures and other operating expenses, our ability to access credit and capital markets and our results of operations. There is no assurance additional funds will be available on acceptable terms or at all. In the event the Company is unable to continue as a going concern, management may elect or be required to seek protection from creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes are credit-worthy financial institutions. However, the Company’s cash balances have exceeded the FDIC insured levels at various times during the six months ended June 30, 2015 and 2014. The Company maintains cash accounts only at large, high quality financial institutions and believes the credit risk associated with cash held in banks exceeding the FDIC insured levels is remote. The Company generated substantially all of its revenues from four customers in the three and six months ended June 30, 2015 and June 30, 2014, respectively.

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

Deferred financing costs net of accumulated amortization at June 30, 2015 were $628,642. Amortization of deferred financing costs was $190,500 and $381,000 for the three and six months ended June 30, 2015, respectively and $190,499 and $538,482 for the three and six months ended June 30, 2014, respectively.

Restricted Cash

In connection with the Apollo Note Purchase Agreement, as amended (see Note 5), the Company has classified $812,500, representing three months interest, as restricted cash as of June 30, 2015 and December 31, 2014, respectively. The Company has also pledged $80,857 and $83,867 for certain bonds and sureties at June 30, 2015 and December 31, 2014, respectively. Restricted cash at June 30, 2015 was $893,357, compared to $896,367 at December 31, 2014.

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

The following table shows the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(1,916,295)	$(4,397,749)	$(2,673,586)	$(5,332,876)

Basic and diluted net loss per share	$(0.03)	$(0.08)	$(0.05)	$(0.10)

Basic and diluted weighted average shares outstanding	58,284,948	58,033,570	58,241,330	54,817,975

Potential common shares consisted of 8,394,179 and 7,287,559 warrants and options to purchase common stock at June 30, 2015 and 2014, respectively. All of these warrants and options were excluded from the computations for the three and six months ended June 30, 2015 and 2014, as their effect would have been anti-dilutive.

Impairment of Long-Lived Assets

The Company follows the guidance provided under FASB ASC Topic 360 (“ASC 360”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. During the three or six months ended June 30, 2015 and 2014, the Company did not record impairment charges related to its long-lived assets.

Fair Value of Financial Instruments

As of June 30, 2015 and December 31, 2014, the fair value of cash, accounts receivable, short term debt and accounts payable approximate carrying values because of the short-term maturity of these instruments.

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

As of June 30, 2015 and December 31, 2014, the Company identified certain derivative financial instruments which required disclosure at fair value on the balance sheet.

The following table presents information for those assets and liabilities requiring disclosure at fair value as of June 30, 2015 and December 31, 2014.

		Total	Fair Value Measurements Using:
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
June 30, 2015 assets (liabilities):
Commodity derivative asset	121,026	121,026	-	121,026	-
December 31, 2014 assets (liabilities):
Commodity derivative asset	1,116,740	1,116,740	-	1,116,740	-

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

Carrying
	Amount	Total	Fair Value Measurements Using:
	(before	Fair	Level 1	Level 2	Level 3
	impairment)	Value	Inputs	Inputs	Inputs
December 31, 2014 assets (liabilities):
Proved oil & gas properties, net book value	50,872,404	21,014,226	-	-	21,014,226

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

3. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following:

	June 30, 2015	December 31, 2014
	(unaudited)
Properties subject to amortization	$60,113,179	$60,168,713
Properties not subject to amortization	2,103,557	1,942,045
Capitalized asset retirement costs	5,158	5,158
Accumulated impairment, depreciation and depletion	(41,010,122)	(39,154,487)

Oil & Gas Properties, Net	$21,211,772	$22,961,429

Depreciation and depletion expense for oil and gas properties totaled $840,550 and $1,855,635 in the three and six months ended June 30, 2015, respectively and $1,344,307 and $2,327,259 in the three and six months ended June 30, 2014, respectively.

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

As a result of the Partition Agreement, Osage has become the project operator on much of its acreage in the Nemaha Ridge Project. As of June 30, 2015, Osage operated or has the right to operate approximately 4,765 net acres (7,602 gross), and remains joint-venture or potential joint-venture partners with others in approximately 4,787 net acres (34,467 gross).

In 2011, we also began to acquire leases in Coal County, Oklahoma, targeting the Woodford Shale formation. The Woodford Shale formation is located mainly in southeastern Oklahoma in the Arkoma Basin. The Woodford shale lies directly under the Mississippian and started as a vertical play, but horizontal drilling techniques and multi-stage fracturing technology have been used in the Woodford in recent years with much success. At June 30, 2015, we had 2,716 net (7,306 gross) acres leased in Coal County.

In 2011, the Company began to acquire leases in Pawnee County, Oklahoma, targeting the Mississippian formation. In July 2011, we purchased from B&W Exploration, Inc. (“B&W”) the Pawnee County prospect targeting the Mississippian, for $8,500. In addition, B&W is also entitled to an overriding royalty interest on the leases acquired and a 12.5% carry on the first $200,000 of lease bonus paid in the form of an assignment of 12.5% of the leases acquired. Subsequently, B&W shall have an option to purchase a 12.5% share of leasehold acquired on a heads-up basis. As of June 30, 2015, the Company had 2,113 net acres (3,491 gross) leased in Pawnee County.

At June 30, 2015, we have leased 14,381 net (52,866 gross) acres across three counties in Oklahoma as follows:

	Gross	Osage Net
Logan - non-operated	34,467	4,787
Logan - Osage	7,602	4,765
Coal	7,306	2,716
Pawnee	3,491	2,113
	52,866	14,381

4. SEGMENT AND GEOGRAPHICAL INFORMATION

At June 30, 2015, the Company’s operations comprised one segment in one geographic region.

5. DEBT

Apollo - Note Purchase Agreement

On April 27, 2012, we entered into a $10,000,000 senior secured note purchase agreement (“Note Purchase Agreement” or “Notes”) with Apollo Investment Corporation (“Apollo”). The Notes, which mature on April 27, 2016, are secured by substantially all of the assets of the Company, including a mortgage on all our Oklahoma leases. The Notes bear interest of Libor plus 15.0% with a Libor floor of 2.0%, with interest payable monthly. In addition, Apollo received a warrant to purchase 1,496,843 shares of common stock, exercisable at $0.01 per share, with a Black-Scholes value of $2,483,952 and an expiration date of April 27, 2017. Variables used in the valuation include (1) discount rate of 0.82%, (2) expected life of 5 years, (3) expected volatility of 245.0% and (4) zero expected dividends. The minimum draw amount on the Note Purchase Agreement is $1,000,000. At closing, we did not draw down any funds. In the year ended December 31, 2013, we drew down $17,000,000 and, as of December 31, 2013, the amount outstanding under the Note Purchase Agreement was $20,000,000.

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

On April 5, 2013 the Company and Apollo amended the Note Purchase Agreement, increasing the amount of the facility to $20,000,000 and modifying certain covenants for the remainder of the Note Purchase Agreement term. The amendment also provided a waiver of certain covenants as of June 30, 2013, as the Company did not meet certain covenants including the minimum production covenant as of that date. The Company paid an amendment fee of $100,000 which is being amortized over the remaining term of the Note Purchase Agreement.

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

On April 3, 2014, the Company and Apollo amended the Note Purchase Agreement, increasing the amount of the total facility to $30,000,000, extending the term by one year and reducing the interest rate from Libor plus 15% to Libor plus 11%. In the year ended December 31, 2014, we drew down $5,000,000 and, as of June 30, 2015 and December 31, 2014, the amount outstanding under the Note Purchase Agreement was $25,000,000.

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

The Company was not in compliance with certain covenants under the Note Purchase Agreement as of June 30, 2015 and December 31, 2014, due to production delays and prevailing oil prices. Accordingly and because the Notes mature on April 27, 2016, the Company has classified borrowings under the Note Purchase Agreement as short term in the accompanying consolidated balance sheets.

Use of proceeds is limited to those purposes specified in the Note Purchase Agreement. The Notes are subject to mandatory prepayment in the event of certain asset sales, insurance or condemnation proceeds, issuance of indebtedness, extraordinary receipts and tax refunds. All terms are as defined in the Note Purchase Agreement.

In connection with the Note Purchase Agreement and certain capital leases, the Company recognized $1,062,120 of interest expense, of which $190,500 was non-cash interest expense and $871,620 was cash interest expense, for the three months ended June 30, 2015. For the six months ended June 30, 2015, the Company recognized $2,065,333 of interest expense related to this facility, of which $381,000 was non-cash interest expense and $1,684,333 was cash interest expense. The Company recognized $1,215,579 of interest expense, of which $190,499 was non-cash interest expense and $1,025,080 was cash interest expense, for the three months ended June 30, 2014. For the six months ended June 30, 2014, the Company recognized $2,426,139 of interest expense related to this facility, of which $538,482 was non-cash interest expense and $1,887,657 was cash interest expense.

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

These oil derivatives settled against the average of the daily settlement prices for the WTI first traded contract month on the New York Mercantile Exchange (“NYMEX”) for each successive day of the calculation period. As of June 30, 2015, the Company had no open oil or natural gas derivative positions.

Cash settlements and unrealized gains and losses on fair value changes associated with the Company’s commodity derivatives are presented in the “Gain (loss) on oil and gas derivatives’ caption in the accompanying consolidated statements of earnings.

The following table sets forth the cash settlements and unrealized gains and losses on fair value changes for commodity derivatives for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Cash settlements to Company	$501,536	$1,051,090
Unrealized losses on commodity derivatives	(649,807)	(995,714)

Gain (loss) on oil and gas derivatives	$(148,271)	$55,376

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Cash settlements to (by) Company	$(119,572)	$(167,242)
Unrealized losses on commodity derivatives	(243,423)	(311,480)

Loss on oil and gas derivatives	$(362,995)	$(478,722)

7. COMMITMENTS AND CONTINGENCIES

Environment

Osage, as owner and operator of oil and gas properties, is subject to various Federal, State, and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the owner of real property and the lessee under oil and gas leases for the cost of pollution clean-up resulting from operations, subject the owner/lessee to liability for pollution damages and impose restrictions on the injection of liquids into subsurface strata. Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasing stringent regulations could require the Company to make additional unforeseen environmental expenditures. The Company maintains insurance coverage it believes is customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of June 30, 2015, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s property.

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

Rental expense totaled $45,337 and $44,028 in the three months ended June 30, 2015 and 2014, respectively, and $89,500 and $74,967 in the six months ended June 30, 2015 and 2014, respectively.

Future minimum commitments under operating leases are as follows as of June 30, 2015:

Year	Amount

2015 (June - December)	92,509
2016	186,314
2017	29,862
$308,685

Capital leases

The Company entered into a lease for certain office furniture and equipment in the first quarter of 2014. The term of the lease is three years and as the lease essentially transfer the risks of ownership it is being accounted for as a capital lease.

Leased property under capital leases at June 30, 2015 includes:

June 30, 2015
Furniture and equipment	$127,436
less: accumulated depreciation	(33,984)
$93,452

Total depreciation expense under capital leases was $6,372 for the three months ended June 30, 2015 and 2014, respectively, and $12,744 and $8,496 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the future minimum lease payments under capital leases were as follows:

Year	Amount

2015 (June - December)	21,478
2016	42,956
2017	7,160
71,594
Less amount representing interest	(454)
Present value of minimum lease payments	$71,140

Current maturities	$42,581
Non-current maturities	28,559
$71,140

Legal Proceedings

The Company has initiated litigation against Stephens with respect to their right to operate 22 wells in which we have a working interest as we contend that we should be the operator. Certain vendors have recorded Workmen’s Liens against certain properties of which the Company is the operator, due to amounts outstanding to them for work performed at these properties. These Liens have generally been filed due to specific time limitations within which vendors must record the Liens under Oklahoma law. Additionally, three vendors have initiated legal actions against the Company over non-payment of certain amounts due. These actions have been stayed to allow the Company some time to pursue financing alternatives.

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

8. MAJOR CUSTOMERS

During the three and six months ended June 30, 2015 and 2014, the Company had the following customers who accounted for all of its sales:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Amount	% of Total	Amount	% of Total
Phillips 66	$1,293,771	61.3%	$16,690	0.7%
Stephens	519,874	24.6%	161,627	6.5%
Energy Financial	150,527	7.1%	-	0.0%
Devon	107,306	5.1%	492,857	19.9%
Other	39,571	1.9%	169,272	6.8%
Slawson	-	0.0%	1,638,250	66.1%
Total	$2,111,049	100.0%	$2,478,696	100.0%

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Amount	% of Total	Amount	% of Total
Phillips 66	$3,352,220	66.8%	$16,690	0.3%
Stephens	973,780	19.4%	333,391	6.5%
Energy Financial	406,212	8.1%	-	0.0%
Devon	226,408	4.5%	1,036,326	20.3%
Other	62,709	1.2%	173,790	3.4%
Slawson	-	0.0%	3,555,914	69.5%
Total	$5,021,329	100.0%	$5,116,111	100.0%

In September 2014, Slawson sold its interests in its oil and gas properties in Logan County, Oklahoma to Stephens.

9. LIABILITY FOR ASSET RETIREMENT OBLIGATIONS

The Company recognizes a liability at discounted fair value for the future retirement of tangible long-lived assets and associated assets retirement cost associated with the petroleum and natural gas properties. The fair value of the liability is capitalized as part of the cost of the related asset and amortized to expense over its useful life. The liability accretes until the date of expected settlement of the retirement obligations. The related accretion expense is recognized in the statement of operations. The provision will be revised for the effect of any changes to timing related to cash flow or undiscounted abandonment costs. Actual expenditures incurred for the purpose of site reclamation are charged to the asset retirement obligations (“AROs”) to the extent that the liability exists on the balance sheet. The Company recognizes a liability at discounted fair value for the future retirement of tangible long-lived assets and associated assets retirement cost associated with the petroleum and natural gas properties. The fair value of the liability is capitalized as part of the cost of the related asset and amortized to expense over its useful life. The liability accretes until the date of expected settlement of the retirement obligations. The related accretion expense is recognized in the statements of operations. The provision will be revised for the effect of any changes to timing related to cash flow or undiscounted abandonment costs. Actual expenditures incurred for the purpose of site reclamation are charged to the asset retirement obligations (“AROs”) to the extent that the liability exists on the balance sheet. Differences between the actual costs incurred and the fair value of the liability recorded are recognized in income in the period the actual costs are incurred. There are no legally restricted assets for the settlement of AROs. No income tax is applicable to the ARO as of June 30, 2015 and December 31, 2014, because the Company records a valuation allowance on deductible temporary differences due to the uncertainty of its realization.

A reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2015 is as follows:

Six Months Ended
June 30, 2015
Beginning balance	$6,281
Incurred during the period	-
Reversed during the period	-
Additions for new wells	-
Accretion expense	614
Ending balance	$6,895

10. EQUITY

Common Stock and Options

In February 2015, the Company issued 186,934 shares of common stock to two brokers as a result of a cashless exercise of 193,380 warrants to purchase common stock.

In February 2015, we issued a total of 1,100,000 non-qualified stock options to employees and consultants, exercisable at $0.26 per share, with a Black-Scholes value of $290,860 and an expiration date of February 3, 2018. Variables used in the valuation include (1) discount rate of 0.85%, (2) expected life of 1.5 years for employees and 3 years for the consultants, (3) expected volatility of 220.0% and 221.0% for employees and consultants, respectively, and (4) zero expected dividends. These options were fully vested as of the grant date.

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

On January 2, 2014 we issued a total of 550,000 shares to three individuals in connection with amended employment and consulting agreements. Stock based compensation had already been expensed for 150,000 shares. The remaining 400,000 shares vested on January 1, 2015, and as of June 30, 2014 were valued at $436,000 based on closing prices of $1.00 for 200,000 shares and $1.18 for 200,000 shares were expensed over one year in 2014.

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

Warrants

In February 2015, 193,380 warrants were exercised by way of cashless exercise, resulting in the issuance of 186,934 shares of common stock (see above).

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

Total stock-based compensation expense was $0 and $2,923,252 for the three months ended June 30, 2015 and 2014, respectively, and $290,860 and $3,032,252 for the six months ended June 30, 2015 and 2014, respectively. All stock-based compensation expense is included in general and administrative expenses in the accompanying unaudited financial statements.

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

As a result of the Partition Agreement, Osage has become the project operator on much of its acreage in the Nemaha Ridge Project. As of June 30, 2015, Osage operated or has the right to operate approximately 4,765 net acres (7,602 gross), and remains joint-venture or potential joint-venture partners with others in approximately 4,787 net acres (34,467 gross).

In 2011, we also began to acquire leases in Coal County, Oklahoma, targeting the Woodford Shale formation. The Woodford Shale formation is located mainly in southeastern Oklahoma in the Arkoma Basin. The Woodford shale lies directly under the Mississippian and started as a vertical play, but horizontal drilling techniques and multi-stage fracturing technology have been used in the Woodford in recent years with much success. At June 30, 2015, we had 2,716 net (7,306 gross) acres leased in Coal County.

In 2011, the Company began to acquire leases in Pawnee County, Oklahoma, targeting the Mississippian formation. In July 2011, we purchased from B&W Exploration, Inc. (“B&W”) the Pawnee County prospect targeting the Mississippian, for $8,500. In addition, B&W is also entitled to an overriding royalty interest on the leases acquired and a 12.5% carry on the first $200,000 of lease bonus paid in the form of an assignment of 12.5% of the leases acquired. Subsequently, B&W shall have an option to purchase a 12.5% share of leasehold acquired on a heads-up basis. As of June 30, 2015, the Company had 2,113 net acres (3,491 gross) leased in Pawnee County.

On April 27, 2012, we entered into a $10,000,000 senior secured Note Purchase Agreement with Apollo Investment Corporation. On April 5, 2013 we amended this agreement, increasing the facility to $20,000,000 and on April 3, 2014 we further amended this agreement, increasing the facility to $30,000,000, extending the term of the facility by one year, reducing the interest rate from Libor plus 15% to Libor plus 11% and agreeing to modify the covenants to reflect the transition from participant to operator. On April 7, 2014, we drew down an additional $5 million, bringing total borrowings under the Note Purchase Agreement to $25 million. We are in discussions with Apollo Investment Corporation with respect to non-compliance with certain covenants and with respect to negative trends in oil prices which have diminished Apollo Investment Corporation’s security interest in our reserves. Because we are not in compliance with certain existing covenants and because the notes mature on April 27, 2016, we have classified the Note Purchase Agreement obligations as current in the accompanying financial statements.

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

At June 30, 2015, we have leased 14,381 net (52,866 gross) acres across three counties in Oklahoma as follows:

	Gross	Osage Net
Logan - non-operated	34,467	4,787
Logan - Osage	7,602	4,765
Coal	7,306	2,716
Pawnee	3,491	2,113
	52,866	14,381

The Company has an accumulated deficit of $41,402,948 and a working capital deficit of $36,851,307 as of June 30, 2015. As of June 30, 2015, as a result of production delays and prevailing oil prices, the Company was not in compliance with certain covenants under the senior secured Note Purchase Agreement. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Substantial portions of the losses are attributable to impairment charges, stock-based compensation, professional fees and interest expense. Negative trends in oil prices since the third quarter of 2014 have impacted our operating margins significantly and led to an impairment of our oil & gas properties as of December 31, 2014.

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next 12 months and beyond. These steps include (i) seeking potential merger and combination opportunities, (ii) attempting to refinance our current debt with some combination of new debt and equity, and (iii) considering the potential acquisition of oil and gas properties for equity; all in an effort to stabilize the Company and provide an increased base of operating cash flow.

We are currently in discussions with Apollo Investment Corporation with respect to our covenant violations. However, in the event an event of default is declared and continues under the Note Purchase Agreement, the lender can take certain actions, including demanding immediate repayment of all amounts then outstanding or initiating foreclosure proceedings against us. As the Note Purchase Agreement is secured by substantially all of our assets, there is a risk that if the lender were to request the immediate repayment of the amounts outstanding and we did not have, and could not timely raise, funds to repay such obligations, that the lender (or where applicable, its agent) could foreclose on our assets which could cause us to significantly curtail or cease operations. If amounts outstanding under such Note Purchase Agreement were to be accelerated in the event of the occurrence of an event of default under the Note Purchase Agreement or the continuation thereof, our assets might not be sufficient to repay in full that indebtedness and our other indebtedness and we may not be able to raise funds from alternative sources to repay such obligations on favorable terms, on a timely basis, or at all. As such, the value of our securities may decline in value or become worthless in the event our lender accelerates the repayment of our outstanding obligations. Additionally, such defaults may harm our credit rating and our ability to obtain additional financing on acceptable terms.

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

Results of Operations

Three Months ended June 30, 2015 compared to Three Months ended June 30, 2014

Our total revenues for the three months ended June 30, 2015 and 2014 comprised the following:

	2015		2014		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues
Oil sales	$1,760,497	83.4%	$1,895,201	76.5%	$(134,704)	-7.1%
Natural gas and natural gas liquid sales	350,552	16.6%	583,495	23.5%	(232,943)	-39.9%
Total revenues	$2,111,049	100.0%	$2,478,696	100.0%	$(367,647)	-14.8%

Oil Sales

Oil sales were $1,760,497, in the three months ended June 30, 2015, a decrease of $134,704, or 7.1%, compared to $1,895,201 in the prior year comparable period. The decrease in oil sales is due to a reduction in the price achieved only partially offset by additional wells in production in Logan County, Oklahoma. We sold 32,548 barrels (“BBLs”) in 2015 at an average gross price of $53.03 per BBL, compared to 17,591 BBLs at an average price of $102.56 in the 2014 period.

Natural Gas and Natural Gas Liquids Sales

Natural gas and natural gas liquids sales were $350,552 for the quarter ended June 30, 2015 compared to $583,495 in the prior year comparable period, an decrease of $232,943 or 39.9%. All of our natural gas sales are from the well production in Logan County, Oklahoma. Natural gas production is measured in a 1,000 cubic foot unit referred to as a “Mcf.” and natural gas liquid production is measured in BBLs. We sold 87,034 Mcf of natural gas at an average of $1.47 per Mcf in 2015 compared to 96,410 Mcf at $4.56 per Mcf in 2014. The price achieved per BBL for 15,267 BBLs of natural gas liquids in 2015 was $14.13 compared to $32.39 for 4,769 BBLs in 2014. Certain natural gas and natural gas liquid sales were reported to us by Slawson as natural gas sales in 2014 and by Stephens as natural gas liquid sales in 2015 which impacts the period over period comparison.

Total Revenues

Total revenues were $2,111,049, a decrease of $367,647, or 14.8% for the three months ended June 30, 2015 compared to $2,478,696 for the prior year comparable period. Oil sales accounted for 83.4% and 76.5% of total revenues in the 2015 and 2014 periods, respectively.

Production

For the three months ended June 30, 2015 and 2014, our production was as follows:

	2015	2014	Increase/(Decrease)
	Net Barrels	Net Barrels	Barrels	%
Oil Production:	33,199	17,918	15,281	85.3%

	Net Mcf	Net Mcf	Mcf	%
Natural Gas Production:	88,775	96,410	(7,635)	-7.9%

	Net Barrels	Net Barrels	Barrels	%
Natural Gas Liquid Production:	15,573	4,770	10,803	226.5%

Oil production, net of royalties, was 33,199 BBLs, an increase of 15,281 BBLs, or 85.3%, for the quarter ended June 30, 2015 compared to 17,918 BBLs for the prior year comparable period, due to production increases as a result of additional wells.

Natural gas production was 88,775 Mcf, a decrease of 7,635 Mcf, or 7.9%, for the quarter ended June 30, 2015, compared to 96,410 Mcf for the prior year comparable period. Certain natural gas and natural gas liquid production was reported to us by Slawson as natural gas production in 2014 and by Stephens as natural gas liquid production in 2015.

Natural gas liquid production was 15,573 BBLs, an increase of 10,803 BBLs, or 226.5%, for the quarter ended June 30, 2015, compared to 4,770 BBLs for the prior year comparable period.

Operating Costs and Expenses

For the three months ended June 30, 2015 and 2014, our operating expenses were as follows:

	2015		2014		Change
		Percent of		Percent of
	Amount	Sales	Amount	Sales	Amount	Percentage
Operating Expenses
Well operating expenses	$511,960	24.3%	$390,699	15.8%	$121,261	31.0%
General & administrative expenses	891,454	42.2%	3,643,408	147.0%	(2,751,954)	-75.5%
Depreciation, depletion and accretion	850,998	40.3%	1,346,123	54.3%	(495,125)	-36.8%
Gain on sale of land interests	-	0.0%	(77,950)	-3.1%	77,950	n/a
Write off of expired mineral rights leases	562,846	26.7%	-	0.0%	562,846	n/a
Total operating expenses	$2,817,258	133.5%	$5,302,280	213.9%	$(2,485,022)	-46.9%

Operating loss	$(706,209)	-33.5%	$(2,823,584)	-113.9%	$2,117,375	-75.0%

Well Operating Costs

Our operating costs were $511,960 for the three months ended June 30, 2015 compared to $390,699 for the three months ended June 30, 2014, due to an increase in operating costs as a result of having 55 wells in production in Logan County at June 30, 2015. Operating costs as a percentage of total revenues increased to 24.3% in the 2015 period from 15.8% in the 2014 period, due to lower commodity prices, partially offset by lower average production costs. The average production cost per barrel of oil equivalent (“Production Cost/BOE”) for the three months ended June 30, 2015 was $8.05 compared to an average total Production Cost/BOE of $10.08 for the three months ended June 30, 2014.

General and Administrative Expenses

General and administrative expenses were $891,454 for the three months ended June 30, 2015, compared to $3,643,408 for the three months ended June 30, 2014. As a percent of total revenues, general and administrative expenses decreased to 42.2% in the 2015 period from 147.0% in the 2014 period. Stock based compensation for the three months ended June 30, 2015 was $0, compared to $2,923,252 in the three months ended June 30, 2014. Excluding stock based compensation, general and administrative expenses were $891,454, or 42.2% of revenues in the three months ended June 30, 2015, compared to $720,156, or 29.1% of revenues in the 2014 period. The increase of $171,298 in other general and administrative expenses was primarily due to increased salary, professional fees and insurance expenses.

Depreciation, Depletion and Accretion

Depreciation, depletion and accretion were $850,998 for the three months ended June 30, 2015 and $1,346,123 for the three months ended June 30, 2014, a decrease of $495,125 or 36.8%. Depletion expense per BOE decreased in 2015 compared to the prior year period, as a result of an impairment charge taken in the fourth quarter of 2014.

Operating Loss

Operating loss was $706,209 for the three months ended June 30, 2015 compared to an operating loss of $2,823,584 for the three months ended June 30, 2014. The decline in operating loss is as a result of the decrease in total operating expenses of 46.9% exceeding the 14.8% revenue decline.

Interest Expense

Interest expense was $1,062,120 for the three months ended June 30, 2015 compared to $1,215,579 for the three months ended June 30, 2014, a decrease of $153,459. The decrease in interest expense during the 2015 period was primarily due to a reduction in our weighted average cost of debt partially offset by greater amounts outstanding under our credit facilities. In the three months ended June 30, 2015, cash interest expense amounted to $871,620. The remaining non-cash interest expense of $190,500 represented amortization of deferred financing fees. In the three months ended June 30, 2014 cash interest expense amounted to $1,025,080. The remaining non-cash interest expense of $190,499 consisted of deferred financing fees.

Oil and Gas Derivatives

Oil and gas derivatives reflected an unrealized loss of $649,807 for the three months ended June 30, 2015 as a result of marking open financial derivative instruments to market as of June 30, 2015 and gains realized on financial derivative instruments settled of $501,536 during the three months then ended. For the three months ended June 30, 2014, oil and gas derivatives reflected an unrealized loss of $243,423 as a result of marking open financial derivative instruments to market as of June 30, 2014 and losses realized on financial derivative instruments settled of $119,572 during the three months then ended.

Provision for Income Taxes

Provision for income taxes was zero for the three months ended June 30, 2015 and 2014. Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its U.S. operations for the current period.

Net Loss

Net loss was $1,916,295 in the three months ended June 30, 2015 compared to a net loss of $4,397,749 in the prior year comparable period. The decrease in operating loss of $2,117,375, the reduction in interest expense of $153,459 and the reduction in loss on oil and gas derivatives of $214,724 represent the drivers of the $2,481,454 decrease in net loss.

Net Loss per Share

Basic and diluted net loss per share was $0.03 for the three months ended June 30, 2015 compared to a net loss per share of $0.08 in the prior year period.

Six Months ended June 30, 2015 compared to Six Months ended June 30, 2014

Our total revenues for the six months ended June 30, 2015 and 2014 comprised the following:

	2015		2014		Change
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues
Oil sales	$4,224,325	84.1%	$4,028,018	78.7%	$196,307	4.9%
Natural gas and natural gas liquid sales	797,004	15.9%	1,088,093	21.3%	(291,089)	-26.8%
Total revenues	$5,021,329	100.0%	$5,116,111	100.0%	$(94,782)	-1.9%

Oil Sales

Oil sales were $4,224,325, in the six months ended June 30, 2015, an increase of $196,307, or 4.9%, compared to $4,028,018 in the prior year comparable period. The increase in oil sales is due to additional wells in production in Logan County, Oklahoma, significantly offset by a reduction in the price achieved. We sold 84,661 barrels in 2015 at an average gross price of $49.90 per BBL, compared to 39,018 BBLs at an average price of $99.43 in the 2014 period.

Natural Gas and Natural Gas Liquids Sales

Natural gas and natural gas liquids sales were $797,004 for the six months ended June 30, 2015 compared to $1,088,093 in prior year comparable period, a decrease of $291,089 or 26.8%. All of our natural gas and natural gas liquid sales are from the well production in Logan County, Oklahoma. We sold 152,436 Mcf of natural gas at an average of $2.07 per Mcf in 2015 compared to 174,037 Mcf at $4.86 per Mcf in 2014. The price achieved per BBL for 32,255 BBLs of natural gas liquids in 2015 was $14.93 compared to $31.58 for 6,500 BBLs in 2014. Certain natural gas and natural gas liquid sales were reported to us by Slawson as natural gas sales in 2014 and by Stephens as natural gas liquid sales in 2015 which impacts the period over period comparison.

Total Revenues

Total revenues were $5,021,329, a decrease of $94,782, or 1.9% for the six months ended June 30, 2015 compared to $5,116,111 for the prior year comparable period. Oil sales accounted for 84.1% and 78.7% of total revenues in the 2015 and 2014 periods, respectively.

Production

For the six months ended June 30, 2015 and 2014, our production was as follows:

	2015	2014	Increase/(Decrease)
	Net Barrels	Net Barrels	Barrels	%
Oil Production:	86,666	40,248	46,418	115.3%

	Net Mcf	Net Mcf	Mcf	%
Natural Gas Production:	155,885	174,037	(18,152)	-10.4%

	Net Barrels	Net Barrels	Barrels	%
Natural Gas Liquid Production:	33,017	6,566	26,451	402.8%

Oil production, net of royalties, was 86,666 BBLs, an increase of 46,418 BBLs, or 115.3%, for the six months ended June 30, 2015 compared to 40,248 BBLs for the prior year comparable period, due to production increases as a result of additional wells

Natural gas production was 155,885 Mcf, a decrease of 18,152 Mcf, or 10.4%, for the six months ended June 30, 2015, compared to 174,037 Mcf for the prior year comparable period. Certain natural gas and natural gas liquid production was reported to us by Slawson as natural gas production in 2014 and by Stephens as natural gas liquid production in 2015.

Natural gas liquid production was 33,017 BBLs, an increase of 26,451 BBLs, or 402.8%, for the six months ended June 30, 2015, compared to 6,566 BBLs for the prior year comparable period.

Operating Costs and Expenses

For the six months ended June 30, 2015 and 2014, our operating expenses were as follows:

	2015		2014		Change
		Percent of		Percent of
	Amount	Sales	Amount	Sales	Amount	Percentage
Operating Expenses
Well operating expenses	$1,216,882	24.2%	$863,841	16.9%	$353,041	40.9%
General & administrative expenses	2,087,333	41.6%	4,487,360	87.7%	(2,400,027)	-53.5%
Depreciation, depletion and accretion	1,876,057	37.4%	2,346,022	45.9%	(469,965)	-20.0%
Gain on sale of land interests	(197,905)	-3.9%	(148,264)	-2.9%	(49,641)	33.5%
Write off of expired mineral rights leases	704,194	14.0%	-	0.0%	704,194	n/a
Total operating expenses	$5,686,561	113.2%	$7,548,959	147.6%	$(1,862,398)	-24.7%

Operating loss	$(665,232)	-13.2%	$(2,432,848)	-47.6%	$1,767,616	-72.7%

Well Operating Costs

Our operating costs were $1,216,882 for the six months ended June 30, 2015 compared to $863,841 for the six months ended June 30, 2014, due to an increase in operating costs as a result of having 55 wells in production in Logan County at June 30, 2015. Operating costs as a percentage of total revenues increased to 24.2% in the 2015 period from 16.9% in the 2014 period, due to lower commodity prices, partially offset by lower average production costs. The average Production Cost/BOE for the six months ended June 30, 2015 was $8.34 compared to an average total Production Cost/BOE of $15.89 for the six months ended June 30, 2014.

General and Administrative Expenses

General and administrative expenses were $2,087,333 for the six months ended June 30, 2015, compared to $4,487,360 for the six months ended June 30, 2014. As a percent of total revenues, general and administrative expenses decreased to 41.6% in the 2015 period from 87.7% in the 2014 period. Stock based compensation for the six months ended June 30, 2015 was $290,860, compared to $3,032,252 in the six months ended June 30, 2014. Excluding stock based compensation, general and administrative expenses were $1,796,473, or 35.8% of revenues in the six months ended June 30, 2015, compared to $1,455,108, or 28.4% of revenues in the 2014 period. The increase of $341,365 in other general and administrative expenses was primarily due to increased salary, professional fees and insurance expenses.

Depreciation, Depletion and Accretion

Depreciation, depletion and accretion were $1,876,057 for the six months ended June 30, 2015 and $2,346,022 for the six months ended June 30, 2014, a decrease of $469,965 or 20.0%. Depletion expense per BOE decreased in 2015 compared to the prior year period, as a result of an impairment charge taken in the fourth quarter of 2014.

Operating Loss

Operating loss was $665,232 for the six months ended June 30, 2015 compared to $2,432,848 for the six months ended June 30, 2014. The decline in operating income is as a result of the decrease in total operating expenses of 24.7% exceeding the 1.9% revenue decline.

Interest Expense

Interest expense was $2,065,333 for the six months ended June 30, 2015 compared to $2,426,139 for the six months ended June 30, 2014, a decrease of $360,806. The decrease in interest expense during the 2015 period was primarily due to a reduction in deferred financing fees as a result of the one year extension in the term of our Note Purchase Agreement and a reduction in our weighted average cost of debt offset by greater amounts outstanding under our credit facilities. In the six months ended June 30, 2015, cash interest expense amounted to $1,684,333. The remaining non-cash interest expense of $381,000 represented amortization of deferred financing fees. In the six months ended June 30, 2014 cash interest expense amounted to $1,887,657. The remaining non-cash interest expense of $538,482 consisted of amortization of deferred financing fees.

Oil and Gas Derivatives

Oil and gas derivatives reflected an unrealized loss of $995,714 for the six months ended June 30, 2015 as a result of marking open financial derivative instruments to market as of June 30, 2015 and gains realized on financial derivative instruments settled of $1,051,090 during the six months then ended. For the six months ended June 30, 2014, oil and gas derivatives reflected an unrealized loss of $311,480 as a result of marking open financial derivative instruments to market as of June 30, 2014 and losses realized on financial derivative instruments settled of $167,242 during the six months then ended.

Provision for Income Taxes

Provision for income taxes was zero for the six months ended June 30, 2015 and 2014. Due to a history of operating losses, the Company records a full valuation allowance against its net deferred tax assets and therefore recorded no tax provision related to its U.S. operations for the current period.

Net Loss

Net loss was $2,673,586 in the six months ended June 30, 2015 compared to a net loss of $5,332,876 in the prior year comparable period. The decrease in operating loss of $1,767,616, the reduction in interest expense of $360,806 and the gain on oil and gas derivatives of $55,376 in the current year period compared to a loss of $478,722 in the prior year period represent the drivers of the $2,659,290 decrease in net loss.

Net Loss per Share

Basic and diluted net loss per share was $0.05 the six months ended June 30, 2015 compared to a net loss per share of $0.10 in the prior year period.

Liquidity and Capital Resources

Net cash used by operating activities totaled $4,716,987 for the six months ended June 30, 2015, compared to $5,088,031 provided by operations for the six months ended June 30, 2014. The major components of net cash used by operating activities for the six months ended June 30, 2015 included a decrease in accounts payable and accrued expenses of $8,089,551 and the net loss of $2,673,586, partially offset by a decrease in accounts receivable of $2,154,647, depletion, depreciation and amortization of $1,875,443, the unrealized loss on oil and gas derivatives of $995,714, write off of expired mineral rights leases of $704,194 and stock based compensation of $290,860. The major components of net cash provided by operating activities for the six months ended June 30, 2014 included non-cash activities which consisted of stock based compensation of $3,032,252, provision for depreciation, depletion and accretion of $2,345,610, amortization of deferred financing costs of $538,482 and unrealized losses on derivative contracts of $311,480. Other significant components included the $2,629,212 increase in joint interest billing account, partially offset by a decrease in accounts receivable of $868,372 and by the net loss of $5,332,876.

Net cash provided by investing activities totaled $264,229 for the six months ended June 30, 2015 and consisted primarily of net proceeds from the sale of land interests of $769,182, partially offset by investments in oil and gas properties of $500,931. Net cash used in investing activities totaled $8,784,106 for the six months ended June 30, 2014 and consisted primarily of investments in oil and gas properties of $9,115,107 as the Company began drilling and operating its own wells in Logan County, Oklahoma, partially offset by net proceeds from the sale of oil and gas properties of $339,165.

Net cash used by financing activities totaled $24,693 for the six months ended June 30, 2015 and consisted entirely of principal repayments on capital leases. Net cash provided by financing activities totaled $11,194,878 for the six months ended June 30, 2014 and consisted primarily of $6,306,900 in net proceeds from a private placement of securities and $5,000,000 proceeds from the Note Purchase Agreement.

Net operating revenues from our oil production are very sensitive to changes in the price of oil making it very difficult for management to predict whether or not we will be profitable in the future. Negative trends in oil prices since the third quarter of 2014 have impacted our operating margins significantly and led to an impairment of our oil and gas properties as of December 31, 2014.

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next 12 months and beyond. These steps include (i) seeking potential merger and combination opportunities, (ii) attempting to re-finance our current debt with some combination of new debt and equity, and (iii) considering the potential acquisition of oil and gas properties for equity; all in an effort to stabilize the Company and provide an increased base of operating cash flow.

In the event an event of default is declared and continues under the Note Purchase Agreement, the lender can take certain actions, including demanding immediate repayment of all amounts then outstanding or initiating foreclosure proceedings against us. As the Note Purchase Agreement is secured by substantially all of our assets, there is a risk that if the lender were to request the immediate repayment of the amounts outstanding and we did not have, and could not timely raise, funds to repay such obligations, that the lender (or where applicable, its agent) could foreclose on our assets which could cause us to significantly curtail or cease operations. If amounts outstanding under such Note Purchase Agreement were to be accelerated in the event of the occurrence of an event of default under the Note Purchase Agreement or the continuation thereof, our assets might not be sufficient to repay in full that indebtedness and our other indebtedness and we may not be able to raise funds from alternative sources to repay such obligations on favorable terms, on a timely basis, or at all. As such, the value of our securities may decline in value or become worthless in the event our lender accelerates the repayment of our outstanding obligations. Additionally, such defaults may harm our credit rating and our ability to obtain additional financing on acceptable terms.

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

Effect of Changes in Prices

Changes in prices during the past few years have been a significant factor in the oil and gas (“O&G”) industry. The price received for the oil produced by us fluctuated significantly during the last year. Changes in the price received for our O&G is set by market forces beyond our control as well as governmental intervention. The volatility and uncertainty in O&G prices have made it more difficult for a company like us to increase our O&G asset base and become a significant participant in the O&G industry. We currently sell the majority of our O&G production to Phillips 66, Stephens, Energy Financial and Devon. However, in the event these customers discontinued O&G purchases, we believe we can replace these customers with other customers who would purchase the oil at terms standard in the industry. In our Logan county properties, we sold oil, gas and natural gas liquids at prices ranging from $45.52 to $57.52 per barrel for oil, $2.50 to $3.15 per Mcf for gas and $13.87 to $19.27 per barrel for natural gas liquids in the six months ended June 30, 2015 and at prices ranging from $93.80 to $104.90 per barrel for oil, $3.81 to $6.89 per Mcf for gas and $27.00 to $35.33 per barrel for natural gas liquids in the six months ended June 30, 2014.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a field-by-field basis. As of June 30, 2015 and 2014, our oil and natural gas production operations were conducted in Logan County in the state of Oklahoma. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

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

Item 4. Controls and Procedures

The Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial offer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting (“ICFR”) as of June 30, 2015, utilizing a top-down, risk-based approach described in SEC Release No. 34-55929 as suitable for smaller public companies. Based on this assessment, management determined that the Company’s ICFR as of June 30, 2015 is not effective, and that, as of June 30, 2015, there were material weaknesses in our ICFR. The material weaknesses identified during management’s assessment was the lack of independent oversight by an audit committee of independent members of the Board of Directors. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Given the difficulty of finding qualified individuals who are willing to serve as independent directors, there has been no change in the audit committee. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC.

Except as indicated herein, there were no changes in the Company’s ICFR during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We have initiated litigation against Stephens with respect to their right to operate 22 wells in which we have a working interest as we contend that we should be the operator. Certain vendors have recorded Workmen’s Liens against certain properties of which the Company is the operator, due to amounts outstanding to them for work performed at these properties. These Liens have generally been filed due to specific time limitations within which vendors must record the Liens under Oklahoma law. Additionally, three vendors have initiated legal actions against the Company over non-payment of certain amounts due. These actions have been stayed to allow the Company some time to pursue financing alternatives.

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

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a) Departure of Directors or Certain Officers

Effective August 14, 2015, Greg L. Franklin, Chief Geologist and Director, no longer serves as an officer or employee of the Company. He continues to serve on the Company’s Board of Directors.

(b) None.

Item 6. Exhibits

See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

OSAGE EXPLORATION AND DEVELOPMENT, INC. (Registrant)

Date: August 14, 2015	By:	/s/ Kim Bradford
Kim Bradford
President and Chief Executive Officer

Date: August 14, 2015	By:	/s/ Norman Dowling
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